Form 10-Q
period 2011-01-31
Dimus Partners Inc.
filed 2011-09-12
CIK 1479382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2011

OR

 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _____________ TO _____________

Commission File Number 333-164749

———————
DIMUS PARTNERS, INC.
(Exact name of registrant as specified in its charter)
———————

NEVADA	27-1179591
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1403 WEST SIXTH STREET AUSTIN, TEXAS	78703
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (888) 413-4687

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  X    No  

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes      No  

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer 	Accelerated filer 
Non-accelerated filer 	Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
 Yes   X No   

State the number of shares of the issuer’s common stock outstanding, as of the latest practicable date:
4,366,649 shares of common stock issued and outstanding as of September 7, 2011.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

DIMUS PARTNERS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
	January 31,	April 30,
	2011	2010
ASSETS	(Unaudited)
Current assets
Cash	$487	$2,543

Total current assets	487	2,543

Property and equipment, net	820	2,478

Total assets	$1,307	$5,021
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$25,146	$20,967
Advances from related parties	45,254	33,504
Line of credit-related party	3,000	-

Total current liabilities	73,400	54,471

Total liabilities	73,400	54,471

STOCKHOLDERS' DEFICIT
Preferred stock, $.001 par value, 10,000,000 shares authorized,
0 shares issued and outstanding	-	-
Common stock, $.001 par value, 100,000,000 shares authorized,
4,366,649 shares issued and outstanding at
January 31, 2011 and April 30, 2010	4,367	4,367
Additional paid in capital	21,733	21,733
Deficit accumulated during the development stage	(98,193)	(75,550)
Total stockholder's deficit	(72,093)	(49,450)

Total liabilities and stockholder's deficit	$1,307	$5,021

See accompanying notes to consolidated financial statements

DIMUS PARTNERS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2011 AND 2010 AND PERIOD
FROM MAY 24, 2007 (INCEPTION) THROUGH JANUARY 31, 2011
(Unaudited)
					Inception
	Nine Months Ended		Three Months Ended		Through
	January 31,		January 31,		January 31,
	2011	2010	2011	2010	2011

Operating expenses
General and administrative	$20,860	$21,041	$6,297	$18,045	$92,097
Depreciation	1,658	1,658	552	553	5,811

Loss from Operations	(22,518)	(22,699)	(6,849)	(18,598)	(97,908)

Interest expense	(125)	(158)	(38)	(3)	(285)

Net loss	$(22,643)	$(22,857)	$(6,887)	$(18,601)	$(98,193)

Net loss per share:
Basic and diluted	$(0.01)	$(0.01)	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	4,366,649	4,361,705	4,366,649	4,366,649

See accompanying notes to consolidated financial statements

DIMUS PARTNERS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JANUARY 31, 2011 AND 2010 AND PERIOD
FROM MAY 24, 2007 (INCEPTION) THROUGH JANUARY 31, 2011
(Unaudited)
			Inception
	NINE MONTHS ENDED		Through
	January 31,		January 31,
	2011	2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(22,643)	$(22,857)	$(98,193)
Adjustment to reconcile net loss to net
cash used in operating activities
Depreciation	1,658	1,658	5,811
Common shares issued for services	-	-	1,100
Changes in:
Accounts payable and accrued expenses	4,179	629	25,146
NET CASH USED IN OPERATING ACTIVITIES	(16,806)	(20,570)	(66,136)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	-	(6,631)
NET CASH USED IN INVESTING ACTIVITIES	-	-	(6,631)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common shares issued for cash	-	11,250	25,000
Proceeds from line of credit	3,000	-	3,000
Advances from related parties	11,750	130	45,254
NET CASH PROVIDED BY FINANCING ACTIVITIES	14,750	11,380	73,254

NET (DECREASE) INCREASE IN CASH	(2,056)	(9,190)	487
CASH, BEGINNING OF PERIOD	2,543	13,819	-
CASH, END OF PERIOD	$487	$4,629	$487

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$122	$9	$282
Income taxes paid	$-	$-	$-

See accompanying notes to consolidated financial statements

DIMUS PARTNERS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2011
(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Dimus Partners, Inc. (“Dimus” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, we have condensed or omitted certain information and footnote disclosures that are included in our annual financial statements as included in the Company’s Form S-1, as filed with the SEC. These statements should be read in conjunction with the April 30, 2010 audited financial statements and notes thereto.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

NOTE 2 – RELATED PARTY TRANSACTIONS

The Company has periodically received cash advances from the Company’s directors.  As of January 31, 2011 and April 30, 2010, $45,254 and $33,504 was outstanding, respectively.  The advances are non-interest bearing, unsecured and are due upon demand.

On November 2, 2010 the Company entered into a line of credit with the Company’s president, James Patton.  The line of credit is for $50,000 dollars with an interest rate of 10% with an expiration date of December 31, 2011. As of January 31, 2011, the outstanding principal balance on the line of credit is $3,000.  The Company must make monthly payments of principal and interest on the first day of each month after January 31, 2011, until maturity on December 31, 2011, at which time all unpaid principal and interest is due.  To date the Company has made no payments.

NOTE 3 – GOING CONCERN

There are no assurances that the Company will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, public offerings and/or bank financing necessary to support the Company’s working capital requirements.  To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient to support the Company’s working capital requirements, the Company will have to raise additional working capital from additional financing.  No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company.  If adequate working capital is not available, the Company may not renew or continue its operations.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – COMMITMENTS

The Company entered into a preliminary agreement with Jimmy Jacobs Custom Homes (the “Customer”) on May 28, 2008.  Under this preliminary agreement the Company is entering into a contractual agreement to provide certain business process expertise and time of its managerial leadership team for development of financial software applications.  Dimus Partners, Inc. agreed to work in line with certain managerial leaders within the Customer for the purpose of building the Dimus Trace Application Suite – Home Builder Edition (“DTAS-HBE”).  Dimus will provide the resulting software application free of charge with a twelve month free service agreement to the Customer.  In addition, the Customer will be given the option grant providing them with the right to buy a twenty percent (20%) stake in the marketing of the resulting product.  The option price will be set at twenty percent (20%) of associated business costs expected to bring the software to market.  Thus, the option results in twenty percent (20%) of all related profits (revenues less any costs due to cost of goods sold, operations, marketing, sales, or associated business costs of product).  The option grant is limited to the sales for the profit of the DTAS-HBE product, and the option grant will be open for a period of ninety (90) days after final delivery of product or last module to the Customer.  This commitment is currently still ongoing with limited activity to date.

The Company has a verbal agreement with a consultant whereby the Company has agreed to pay the consultant 25% of its future profits which are generated by the consultant pursuant to the consultant’s involvement in any software application or consulting only service. The consultant is due twenty-five percent (25%) of all related profits (revenues less any costs due to cost of goods sold, operations, marketing, sales, or associated business costs of product) for work contributed to any product or service.

NOTE 5 – SUBSEQUENT EVENTS

Subsequent to January 31, 2011, there has been $25,095 drawn on the Line of Credit.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

We caution you that this report contains forward-looking statements regarding, among other things, financial, business, and operational matters.

All statements that are included in this Quarterly Report, other than statements of historical fact, are forward-looking statements. Forward-looking statements involve known and unknown risks, assumptions, uncertainties, and other factors. Statements made in the future tense, and statements using words such as “may,” “can,” “could,” “should,” “predict,” “aim’” “potential,” “continue,” “opportunity,” “intend,” “goal,” “estimate,” “expect,” “expectations,” “project,” “projections,” “plans,” “anticipates,” “believe,” “think,” “confident” “scheduled” or similar expressions are intended to identify forward-looking statements. Forward-looking statements are not a guarantee of performance and are subject to a number of risks and uncertainties, many of which are difficult to predict and are beyond our control. These risks and uncertainties could cause actual results to differ materially from those expressed in or implied by the forward-looking statements, and therefore should be carefully considered. We caution you not to place undo reliance on the forward-looking statements, which speak only as of the date of this report. We disclaim any obligation to update any of these forward-looking statements as a result of new information, future events, or otherwise, except as expressly required by law. References in this Form 10-Q, unless another date is stated, are to January 31, 2011. As used herein, the “Company,” “Dimus,” “Dimus Partners,” “we,” “us,” “our” and words of similar meaning refer to Dimus Partners, Inc.

Overview

Dimus Partners, Inc. was incorporated in the state of Nevada on April 18, 2008.  The Company’s wholly-owned subsidiary, Dimus Partners, LLC, (“DPLLC”) was incorporated as a Texas limited liability company on May 24, 2007.  On April 29, 2008, the Company entered into an Exchange Agreement with DPLLC, whereby the then members of DPLLC, Nathan Pettus and James Patton, our current Directors, exchanged 100% of the outstanding membership interests of DPLLC for 2,000,000 post Forward Split shares of the common stock of the Company.  Upon completion of the Exchange Agreement, DPLLC became a wholly-owned subsidiary of the Company. The only parties to the Exchange Agreement were us, DPLLC and our officers and Directors, Nathan Pettus and James Patton.  No other consideration was provided for in connection with the Exchange Agreement other than stock as provided above.  The transaction was undertaken to simplify the process of moving the operations of DPLLC which had been operational on a limited basis since April 2008 to a corporate structure to allow us to raise capital through the sale of common stock and undertake a going public transaction similar to our undertaking through our previously filed Form S-1 Registration Statement.  All of the assets, operations and liabilities of DPLLC were assumed by us in connection with the Exchange Agreement, whereby DPLLC became our wholly-owned subsidiary.  Prior to the date of the Exchange Agreement, the main activities undertaken by DPLLC were in connection with formalizing the business plan, corporate strategy and methodologies that DPLLC (and later the Company) would take (e.g., operating on a success based fee model rather than with hourly rates); creating a corporate website; and conducting limited market studies. DPLLC did not generate any revenues prior to the Exchange Agreement.

On or around October 14, 2008, we affected a two for one (2:1) forward stock split of our outstanding shares of common stock (the “Forward Split”).  The Forward Split is retroactively reflected throughout this Report.

Dimus Partners is a strategic, financial and operational consulting company, which plans to consult with clients in an effort to generate additional revenues for such clients, by lowering overhead expenses and/or increasing the clients marketing efforts.  We plan to concentrate on smaller customers who our management believes are typically overlooked by traditional consulting firms which in our management’s experience only focus on larger, higher paying clients. All of our ideas and recommendations will focus on the objective of improving the bottom-line profit results of our future customers.   We also plan to help clients discover and create operational efficiencies by building software and eventually by working to create pre-packaged software products, funding and software creation permitting.

The Company has developed a contingent fee based methodology for billing business consulting which we call The Dimus Advantage (the Company has not obtained any trademarks for The Dimus Advantage due to cost constraints, however, the Company may take action in the future, funding permitting to obtain a trademark for such term).  The “Dimus Advantage” is the Company’s idea of only charging potential clients a success based fee instead of hourly billing rates.  The Dimus Advantage is not a product or service, but only a way of billing clients.  By only charging a fee if our efforts successfully increase the client’s revenues, marketing ability, reduce their expenses, or enable the client to meet such other goals or targets as the client and the Company determine prior to the engagement by the Company (each “Goals”), we believe that we will be able to share in the success of our potential clients over the long-term and that our services will be more affordable and attractive to our potential clients (as they will only pay us if they see a benefit from such services) than other traditionally priced consulting services.   Each engagement agreement we will enter into with future clients will set forth the specific Goals that the client is attempting to meet, based on mutually agreeable criteria (i.e., criteria and goals as agreed upon by us and the client based on what areas of the clients’ business operations they are seeking to improve) and targets for improvement, which will vary engagement to engagement, based upon the negotiation of the parties at the time of engagement, and which we and the client believe are reasonable.  The fees payable to us will then be determined by whether the client meets such previously established Goals with our consulting assistance.  We will only generate fees if the client meets the mutually agreed upon Goals and in the event the client fails to meet the pre-established Goals, they may not be required to pay us any fees at all.

            While each contingent success based fee arrangement based on the Dimus Advantage will be different, based on the individual Goals each future client is trying to accomplish, the negotiations of the Company and the client, the size of the engagement and difficulty of the client meeting such Goals, which can only be established at the time of engagement, we anticipate that each arrangement will have similar characteristics.  Those characteristics will likely include 1) a breakup fee payable to the Company in the event the client does not choose to implement the Company’s recommended suggestions for meeting such Goals; 2) set a baseline for (a) the clients expected ability to meet the Goals; or (b) the clients continued operations on a status quo basis, assuming no intervention by the Company; 3) determine the period or ending date during which the client will be required to meet the Goals with the Company’s consulting assistance; and 4) provide the fees due to the Company in the event the client meets the Goals over the predetermined period (collectively the “Engagement Terms”).  As described above, all Engagement Terms will be determined and negotiated by the Company and its clients on a case by case basis at the time of engagement.  We call the methodologies and analysis techniques that we plan to use to prepare a potential client for our contingent success fee based approach to consulting and understand where our expertise can help the “Dimus Trace Toolkit.”   Similar to the Dimus Advantage, the Company has not obtained any trademarks for Dimus Trace Toolkit due to cost constraints; however, the Company may take action in the future, funding permitting to obtain a trademark for such term.  The Dimus Trace Toolkit is not a product or service, but just a proprietary set of written analysis techniques, questionnaires and processes to assist us and our clients in the engagement process.

We have not generated any revenues to date.  To date we have had only limited operations. We do not currently have any paying clients, nor have we ever had any paying clients.  We have however, previously consulted with a limited number of clients for free in return for such clients providing us references and in an effort to gain experience.  Additionally, we have had ongoing discussions with certain customer home builders, which have not generated any revenues, but which we believe have provided us much needed experience and word of mouth regarding our services.  As a result of the above, we have not had a sufficient opportunity to determine the feasibility and success of the results-oriented billing techniques of the Dimus Advantage.

We plan to focus on small to mid-sized companies in various industries and markets, including, but not limited to the construction industry and our management believes that there are significant growth opportunities in mid-market companies whose day-to-day operations have not benefited from dedicated strategic, financial or operational support systems. We believe that these companies share many of the same problems found in Fortune 500 corporations, but may lack the human and capital resources needed to take advantage of the business-improving principles consulting can provide. Our business is targeted at these small to mid-sized companies that cannot afford traditional business consulting.

Plan of Operations:

The Company’s focus is on one objective – improving the bottom-line profits of our future client companies.  As stated above, our compensation structure anticipates us only receiving payment if we are successful in increasing such client’s profits, and we believe that this success based approach will create a partnership between the Company and its future client companies.  Further, given the Company’s target market of companies with revenues from $15,000,000 to $50,000,000, we believe that consulting fees can be a burden that keeps many small to medium sized business from engaging consultants offering services similar to the Company’s, which include, but are not limited to operations, performance management and cost accounting.  The obvious drawback to success fee contracts is successful implementation of our proposed efficiencies.  In consideration of this shortcoming, we plan to implement minimum standards and payments that are negotiated separately for each contract.

Through their years of business experience, the Company’s two Directors have built a strong network of business relationships throughout the State of Texas.  As such, the Company’s sales efforts will initially be concentrated in Central Texas, Dallas and Houston, Texas.  Our first priority has been to complete the Project for the Customer prior to accepting additional consulting clients.  The risk of this approach is delaying initial interests where the opportunity passes and/or is serviced by a separate consulting company or persons.

Project Agreement:

The Company entered into a preliminary agreement with Jimmy Jacobs Custom Homes (the “Customer”) on May 28, 2008.  Under this preliminary agreement the Company and the Customer agreed to discuss the entry into a future contractual agreement to provide certain business process expertise and time of the Company’s management for the development of financial software applications, which definitive agreement has not been finalized or entered into to date.  The Company agreed that if a definitive agreement was entered into, it would work with certain managerial leaders within the Customer for the purpose of building the Dimus Trace Application Suite – Home Builder Edition (“DTAS-HBE”).  The Company would provide the resulting software application free of charge with a twelve month free service agreement to the Customer.  In addition, the Customer would be given an option providing them with the right to buy a twenty percent (20%) stake in the marketing of the resulting product.  The option price would be set at twenty percent (20%) of associated business costs expected to bring the software to market.  Thus, the option would, assuming exercised, result in twenty percent (20%) of all related profits (revenues less any costs due to cost of good sold, operations, marketing, sales, or associated business costs of product).  The option grant was to be limited to the sales for the profit of the DTAS-HBE product, and the option grant would be open for a period of ninety (90) days after final delivery of product or last module to the Customer.   This commitment is currently still ongoing with limited activity to date.  The agreement with the Customer is an offshoot of the initial engagement and does not necessarily represent the type of engagements that the Company anticipates entering into moving forward.  The DTAS-HBE software is generic in nature and the Company believes that its application could be used by any home building company, however, the software currently being developed by the Company is specific to the engagement of the Company as set forth in the preliminary agreement with the Customer.  Notwithstanding the rights to the option described above, the Company owns the DTAS-HBE software and code and has no plans to sell the rights to such code or software (other than in connection with the option, described above, which has not been formally documented to date).

Plan of Operations:

Moving forward over the course of the next 24 months, the Company anticipates continuing to work on a software product (the “Project”, also called DTAS-HBE) that was conceived through discussions with the Customer (as defined above).  The solution, without software, would have been too capital intensive for the Customer to implement. The planned Project involves many components of the home construction industry and provides an output of information that is interrelated including: budgeting; scheduling; bidding; and overhead to predict financial outcomes with more certainty, based on hundreds of variables at the start of a job.  The Company anticipates that with its current level of funding (i.e., the proceeds available from the Line of Credit), the initial design will be available in limited form at the end of April 2012.  The Company does not plan on hiring any additional employees or contractors in the near term.  The Company anticipates relying on the Line of Credit for the working capital required to complete the initial design of the Project.   By the end of July 2012, the Company hopes to have implemented three of the five Modules needed for completion of the Project.  The Company hopes to have the final two Modules (the Sales and Financial Modules) completed by September 2012, and hopes to be fully operational at the end of 2012.

The Company plans to begin marketing the Company’s services to home construction builders (which is only one segment of customers the Company is planning to focus on) by February 2012.  The Company anticipates that such marketing efforts will cost approximately $10,000, which the Company anticipates paying from proceeds borrowed under the Line of Credit or through the sale of debt or equity securities.

As described above, by July 2012, the Company hopes to have implemented three of the five Modules related to the Project as described above, and to have entered into additional agreements with other construction home builders.  The Company anticipates such activities will cost approximately $15,000, which the Company anticipates paying from proceeds borrowed under the Line of Credit or through the sale of debt or equity securities.   In the event sufficient funds are not available under the Line of Credit to complete the first three Modules, the Company will postpone such completion until such time as it is able to raise additional funding and/or may seek out traditional bank funding.

As described above, by September 2012, the Company hopes to have completed the final two Modules of the Project, which the Company anticipates will cost an additional approximately $15,000, which the Company anticipates paying from proceeds borrowed under the Line of Credit or through the sale of debt or equity securities. In the event sufficient funds are not available under the Line of Credit to complete the final Modules, the Company will postpone such completion until such time as it is able to raise additional funding and/or may seek out traditional bank funding.

The above plan of operations represents the Company’s planned timing and estimated costs of completing the Project, based solely on amounts available to be borrowed by the Company under the Line of Credit, which currently expires on December 31, 2011.  In the event the Company is able to raise additional funding other than the Line of Credit, the Company believes that it will be able to decrease the estimated timing of the completion of such Project substantially, and could complete the Project in approximately one (1) year if it was able to raise approximately $100,000 to $150,000 of additional capital solely for the completion of such Project. However, the Company does not currently have any sources of funding other than the Line of Credit, and funds available for future operations or expenses may not be available on favorable terms, if at all.

COMPARISON OF OPERATING RESULTS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JANUARY 31, 2011, COMPARED TO THE THREE MONTHS ENDED JANUARY 31, 2010

The Company is in the development stage, did not generate any revenues for the three months ended January 31, 2011 or 2010, and has not generated any revenues to date.

We had operating expenses of $6,849, consisting of general and administrative expenses of $6,297 and depreciation expense of $552 for the three months ended January 31, 2011, compared to operating expenses of $18,598 consisting of general and administrative expenses of $18,045 and depreciation expense of $553 for the three months ended January 31, 2010, a decrease in operating expenses of $11,749 or 63.2% from the prior period, which decrease was mainly due to the $11,749 decrease in general and administrative expenses for the three months ended January 31, 2011, compared to the prior period.  The main reason for the decrease in expenses was mainly due to the fact that the Company incurred certain one-time legal and accounting expenses associated with the preparation and filing of its Form S-1 Registration Statement with the Securities and Exchange Commission during the three months ended January 31, 2010, which expenses were represented in much less significant amounts during the three months ended January 31, 2011.

We had interest expense of $38 for the three months ended January 31, 2011, compared to $3 for the three months ended January 31, 2010. Interest expense represented amounts due on the Company’s American Express Credit Card.

We had a net loss of $6,887 for the three months ended January 31, 2011, compared to a net loss of $18,601 for the three months ended January 31, 2010, a decrease in net loss of $11,714 or 63.0% from the prior period.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JANUARY 31, 2011, COMPARED TO THE NINE MONTHS ENDED JANUARY 31, 2010

The Company is in the development stage, did not generate any revenues for the nine months ended January 31, 2011 or 2010, and has not generated any revenues to date.

We had operating expenses of $22,518, consisting of general and administrative expenses of $20,860 and depreciation expense of $1,658 for the nine months ended January 31, 2011, compared to operating expenses of $22,699 consisting of general and administrative expenses of $21,041 and depreciation expense of $1,658 for the nine months ended January 31, 2010, a decrease in operating expenses of $181 from the prior period.  General and administrative expenses for both periods included legal and accounting expenses associated with the preparation and filing of the Company’s Form S-1 Registration Statement and amendments thereto.

We had interest expense of $125 for the nine months ended January 31, 2011, compared to $158 for the nine months ended January 31, 2010. Interest expense represented amounts due on the Company’s American Express Credit Card.

We had a net loss of $22,643 for the nine months ended January 31, 2011, compared to a net loss of $22,857 for the nine months ended January 31, 2010, a decrease in net loss of $214 from the prior period.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets of $1,307 as of January 31, 2011, consisting of total current assets of $487, solely consisting of cash, and total non-current assets, consisting of property and equipment, net, of $820.

We had total liabilities, consisting solely of total current liabilities of $73,400 as of January 31, 2011, which liabilities included $25,146 of accounts payable and accrued expenses, $45,254 of advances from related party, which included amounts advanced by James Patton, our Chief Executive Officer and Director and advanced by Nathan Pettus, our Director, and $3,000 of amounts due under the Line of Credit (as defined and described below).  The advances are non-interest bearing, unsecured and are due upon demand.

We had a working capital deficit of $72,913 and a deficit accumulated during the development stage of $98,193 as of January 31, 2011.

We had $16,806 of net cash used in operating activities for the nine months ended January 31, 2011, which included $22,643 of net loss offset by $4,179 of accounts payable and accrued expenses and $1,658 of depreciation.

We had $14,750 of net cash provided by financing activities for the nine months ended January 31, 2011, which included $11,750 of advances from related parties, relating to amounts advanced to us by Mr. Patton and Mr. Pettus, which are non-interest bearing and payable on demand and $3,000 borrowed form Mr. Patton under the Line of Credit (as defined and described below).

From July 2008 through July 2009, in connection with a private placement offering, the Company sold an aggregate of 166,649 shares of common stock to 35 investors for aggregate consideration of $25,000.

On November 2, 2010, we entered into a Revolving Line of Credit Agreement with our President and Director, James Patton (the “Line of Credit”).  Pursuant to the Line of Credit, Mr. Patton agreed to loan us up to $50,000 as requested by the Company from time to time (on a revolving basis)(each an “Advance”) until December 31, 2011, pursuant to the terms of the Line of Credit.  Any amounts borrowed under the Line of Credit will be evidenced by a separate promissory note (each a “Note”) and bear interest at the rate of 10% per annum, provided that if an event of default occurs (as provided in the Line of Credit or the Note), such outstanding amount bears interest at the rate of 15% per annum until paid in full.  Interest payments are due on a monthly basis, for all Advances, beginning on January 31, 2011.  The maturity date of each Note will be December 31, 2011, unless otherwise agreed by the parties.  All Advances are secured by a Security Agreement entered into by the Company in favor of Mr. Patton, which provides for Mr. Patton to have a security interest over substantially all of the Company’s assets and accounts.  The Company had borrowed $3,000 under the Line of Credit as of January 31, 2011. Subsequent to January 31, 2011, there has been $25,095 drawn on the Line of Credit.

The Company estimates the need for approximately $500,000 of additional funding during the next 12 months to expand its operations as planned; however, the Company believes it can continue its operations, without expanding with approximately $50,000 to $100,000 of additional funding, which the Company anticipates receiving as a result of the Line of Credit and such other funding as we may be able to raise in the future, which additional funding may not be able to be raised on favorable terms, if at all.  We believe we can continue our operations for approximately the next twelve (12) months if no additional financing is raised with funds borrowed under the Line of Credit, and providing that we continue our operations as they are currently conducted, on a limited basis, without expanding or incurring any additional expenses. If we are unable to raise adequate working capital for fiscal 2012 other than the Line of Credit, we will be restricted in the implementation of our business plan.  If we are unable to raise additional capital after the approximately twelve (12) months that we currently believe we will be able to continue our business operations with funds borrowed under the Line of Credit, and if no additional funding is raised, we will be forced to scale back and curtail our operations, reduce our number of employees and future planned business expenditures.

We plan to seek out additional debt and/or equity financing in the future; however, we do not currently have any specific plans to raise such additional financing at this time.  We believe that by becoming a reporting company and becoming subject to the filing requirements of Section 15(d) of the Securities Exchange Act of 1934, as amended, as well as by engaging a market maker to quote our common stock on the OTCBB we will be able to make an investment in the Company more attractive to potential investors, which will help facilitate our ability to raise capital.  However, we also anticipate that becoming a reporting company will cause us to expend additional resources and capital on drafting, preparing and filing periodic and current reports with the Commission, which additional expenses we anticipate totaling approximately $25,000 to $75,000 per year, which we plan to initially pay with proceeds borrowed under the Line of Credit and through the sale of debt or equity securities subsequent to our Registration Statement being declared effective by the Commission. The sale of additional equity securities, if undertaken by the Company and if accomplished, may result in dilution to our shareholders. We cannot assure you, however, that future financing will be available in amounts or on terms acceptable to us, or at all.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are not designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

We regularly review our system of internal control over financial reporting to ensure we maintain an effective internal control environment. There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business. We are not currently involved in legal proceedings that could reasonably be expected to have a material adverse effect on our business, prospects, financial condition or results of operations. We may become involved in material legal proceedings in the future.

Item 1A. Risk Factors

You should carefully consider the following risk factors, which address all of the material risks associated with the Company, and other information in this Report and the Company’s other filings with the Securities and Exchange Commission before deciding to become a holder of our common stock. If any of the following risks actually occur, our business and financial results could be negatively affected to a significant extent.

General

WE HAVE FUTURE CAPITAL NEEDS AND WITHOUT ADEQUATE CAPITAL WE MAY BE FORCED TO CEASE OR CURTAIL OUR BUSINESS OPERATIONS.

Our growth and continued operations could be impaired by limitations on our access to capital markets.   The limited capital we have raised and the additional capital available to us from the Line of Credit, may be inadequate for our long-term growth and to support our operations for longer than the twelve months we anticipate such funding lasting.  If financing is available, it may involve issuing securities senior to our common stock.  In addition, in the event we do not raise additional capital from conventional sources, such as our existing investors or commercial banks, there is every likelihood that our growth will be restricted and we may be forced to scale back or curtail implementing our business plan.

Even if we are successful in raising capital in the future, we will likely need to raise additional capital to continue and/or expand our operations.  If we do not raise the additional capital, the value of any investment in our Company may become worthless. In the event we do not raise additional capital from conventional sources, it is likely that we may need to scale back or curtail implementing our business plan.  As of the date of this Report we have only limited operations and have not generated any revenues since the Company’s inception on May 24, 2007.

WE HAVE NOT GENERATED ANY REVENUES SINCE OUR INCEPTION IN MAY 2007

Since our inception in May 2007, we have yet to generate any revenues, and currently have only limited operations, as we are presently in the planning stage of our business development.  We may not be able to generate any revenues in the future and/or we may not be able to gain clients in the future to build our business to the level of revenue generation.

SHAREHOLDERS WHO HOLD UNREGISTERED SHARES OF OUR COMMON STOCK ARE SUBJECT TO RESALE RESTRICTIONS PURSUANT TO RULE 144, DUE TO OUR STATUS AS A “SHELL COMPANY.”

Pursuant to Rule 144 of the Securities Act of 1933, as amended (“Rule 144”), a “shell company” is defined as a company that has no or nominal operations; and, either no or nominal assets; assets consisting solely of cash and cash equivalents; or assets consisting of any amount of cash and cash equivalents and nominal other assets.  As such, we are a “shell company” pursuant to Rule 144, and as such, sales of our securities pursuant to Rule 144 are not able to be made until 1) we have ceased to be a “shell company”; 2) we are subject to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, and have filed all of our required periodic reports for at least the previous one year period prior to any sale pursuant to Rule 144; and a period of at least twelve months has elapsed from the date “Form 10 information” has been filed with the Commission reflecting the Company’s status as a non-“shell company.”  Because none of our non-registered securities can be sold pursuant to Rule 144, until at least a year after we cease to be a “shell company”, any non-registered securities we sell in the future or issue to consultants or employees, in consideration for services rendered or for any other purpose will have no liquidity until and unless such securities are registered with the Commission and/or until a year after we cease to be a “shell company” and have complied with the other requirements of Rule 144, as described above.  As a result, it may be harder for us to fund our operations and pay our consultants with our securities instead of cash.  Furthermore, it will be harder for us to raise funding through the sale of debt or equity securities unless we agree to register such securities with the Commission, which could cause us to expend additional resources in the future.  Our status as a “shell company” could prevent us from raising additional funds, engaging consultants, and using our securities to pay for any acquisitions (although none are currently planned), which could cause the value of our securities, if any, to decline in value or become worthless.

OUR AUDITOR HAS RAISED SUBSTANTIAL DOUBT AS TO WHETHER WE CAN CONTINUE AS A GOING CONCERN.

We have generated no revenues since our inception, had a working capital deficit of $72,913 and a deficit accumulated during the development stage of $98,193 as of January 31, 2011, had a net loss of $6,887 for the three months ended January 31, 2011, a net loss of $22,643 for the nine months ended January 31, 2011, and a net loss of $29,246 for the year ended April 30, 2010.  There are no assurances that the Company will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, public offerings and/or bank financing necessary to support the Company’s working capital requirements.  To the extent that the funds available to use under the Line of Credit or generated from any private placements, public offerings and/or bank financing are insufficient to support the Company’s working capital requirements, the Company will have to raise additional working capital from additional financing.  No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company.  If adequate working capital is not available, the Company may not renew or continue its operations. These factors among others indicate that we may be unable to continue as a going concern, particularly in the event that we cannot obtain additional financing and/or attain profitable operations.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty and if we cannot continue as a going concern, your investment could become devalued or even worthless.

THE SUCCESS OF THE COMPANY DEPENDS HEAVILY ON JAMES PATTON AND NATHAN PETTUS AND THEIR INDUSTRY CONTACTS.

The success of the Company will depend on the abilities of James Patton, President, Chief Executive Officer and Director, and Nathan Pettus, Director and employee, to generate business from their existing contacts and relationships within the Austin and San Antonio, Texas business industry.  The loss of Mr. Patton or Mr. Pettus will have a material adverse effect on the business, results of operations (if any) and financial condition of the Company.  In addition, the loss of Mr. Patton or Mr. Pettus may force the Company to seek a replacement who may have less experience, fewer contacts, or less understanding of the business.  Further, we may be unable to find a suitable replacement for either Mr. Patton or Mr. Pettus, which could force the Company to curtail its operations and/or cause any investment in the Company to become worthless.  The Company does not have an employment agreement with Mr. Patton or Mr. Pettus.

OUR OFFICERS AND DIRECTORS EXERCISE MAJORITY VOTING CONTROL OVER THE COMPANY AND THEREFORE EXERCISE CONTROL OVER CORPORATE DECISIONS INCLUDING THE APPOINTMENT OF NEW DIRECTORS.

James Patton, our President, Chief Executive Officer and Director, can vote an aggregate of 1,000,000 shares, currently equal to 22.9% of our outstanding common stock; Nathan Pettus, our Director can vote an aggregate of 1,000,000 shares, currently equal to 22.9% of our outstanding common stock; and James Pacey, a consultant, can vote an aggregate of 2,000,000 shares, currently equal to 45.8% of our outstanding common stock.  As a result, Mr. Patton, Mr. Pettus and Mr. Pacey, our “affiliates” can vote 91.6% of our outstanding shares of common stock and will therefore exercise control in determining the outcome of all corporate transactions or other matters, including the election of Directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. Any investor who purchases shares will be a minority shareholder and as such will have little to no say in the direction of the Company and the election of Directors. Additionally, it will be difficult if not impossible for investors to remove Mr. Patton or Mr. Pettus as Directors of the Company, which will mean they will remain in control of who serves as officers of the Company as well as whether any changes are made in the Board of Directors. As a potential investor in the Company, you should keep in mind that even if you own shares of the Company's common stock and wish to vote them at annual or special shareholder meetings, your shares will likely have little effect on the outcome of corporate decisions.

OUR OFFICERS AND DIRECTORS HAVE OTHER EMPLOYMENT OUTSIDE OF THE COMPANY, AND AS SUCH, MAY NOT BE ABLE TO DEVOTE SUFFICIENT TIME TO OUR OPERATIONS.

James Patton, our President, Chief Executive Officer and Director, and Nathan Pettus, our Director and employee, are currently two of our only three employees. Further, Mr. Patton and Mr. Pettus each currently have employment outside of the Company.  Specifically, Mr. Patton is currently the Chief Operating Officer of The Boon Group, Inc. (the “Boon Group”), where he has worked in various managerial and sales positions since February 1999 and Mr. Pettus currently works in the Global Sales division of Emerson Electric Co. (“Emerson”), which position he has held since August 2007.  As such, Mr. Patton only spends approximately 15 hours per week on Company matters and Mr. Pettus only spends approximately 10 hours per week on Company matters; and as such, they may not be able to devote a sufficient amount of time to our operations.  This may be exacerbated by the fact that Mr. Patton is currently our only officer.  While Mr. Patton and Mr. Pettus currently anticipate spending additional time on Company matters and less time on their other employment as the Company’s operations increase and they are required to undertake additional efforts on the Company’s behalf, if Mr. Patton and Mr. Pettus are not able to spend a sufficient amount of their available time on our operations, we may never gain any clients, may not ever generate any revenue and/or any investment in the Company could become worthless.

OUR LIMITED OPERATING HISTORY MAKES IT DIFFICULT TO FORECAST OUR FUTURE RESULTS, MAKING ANY INVESTMENT IN US HIGHLY SPECULATIVE.

We have a limited operating history, and our historical financial and operating information is of limited value in predicting our future operating results.  We may not accurately forecast customer behavior and recognize or respond to emerging trends, changing preferences or competitive factors facing us, and, therefore, we may fail to make accurate financial forecasts.  Our current and future expense levels are based largely on our investment plans and estimates of future revenue.  As a result, we may be unable to adjust our spending in a timely manner to compensate for any unexpected revenue shortfall, which could then force us to curtail or cease our business operations.

OUR INDUSTRY IS HIGHLY COMPETITIVE AND WE FACE SIGNIFICANT COMPETITION FOR OUR SERVICES.

Within the current landscape of business and management consulting, there is a vast and diverse set of competitors and service providers. Numerous well-established companies, many of which have substantially greater financial, managerial and other resources than those presently available to the Company, are focusing significant resources on providing business consulting services that currently compete and will compete with the Company's services in the future.  These companies range from the smallest one person firms, to large multinational companies that offer a diverse, broad, and more generic set of services.  We plan to focus on small to mid-sized companies and believe there are significant growth opportunities in mid-market companies whose day-to-day operations have not benefited from dedicated strategic, financial or operational support systems. In our management’s experience, these companies share many of the same problems found in Fortune 500 corporations, but lack the human and capital resources needed to take advantage of the business-improving principles consulting can provide. Our business is targeted at these small to mid-sized companies which we believe cannot afford traditional business consulting fees.

            The Company has developed a contingent fee based billing methodology for business consulting where we only charge potential clients a success based fee instead of hourly billing rates.  By only charging a fee if our efforts successfully increase the client’s revenues, marketing and/or reduce their expenses, we believe that we will be able to share in the success of our potential clients over the long-term and that our services will be more affordable and attractive to our potential clients (as they will only pay us if they see a benefit from such services) than other traditionally priced consulting services.  However, the Company’s idea of a success based/contingent fee arrangement has not been proven to be successful in the business consulting market and as a result, we may be unable to compete with traditional consulting firms which bill on an hourly basis or for project based fees, or such fee structures may be more attractive to our potential clients.

Although we believe that there is a need for a “niche” business, such as ours that can provide logistical expertise at a reduced cost to smaller businesses who are overlooked by larger consulting firms and that there will be a market for a success based fee approach to providing consulting services such as ours, the Company may not be able to effectively compete with other consulting firms or compete with competitive pressures, including possible downward pressure on the prices we charge for our products and services. In the event that the Company cannot effectively compete on a continuing basis or competitive pressures arise, such inability to compete or competitive pressures will have a material adverse effect on the Company’s business, results of operations and financial condition.

OUR GROWTH WILL PLACE SIGNIFICANT STRAINS ON OUR RESOURCES.

The Company is currently in the planning stage, with only limited operations, and is currently seeking out potential clients and sources of revenue, and has not generated any revenues since inception on May 24, 2007. The Company's growth, if any, is expected to place a significant strain on the Company's managerial, operational and financial resources as James Patton is our only officer and he and Nathan Pettus are our only employees; and the Company will likely continue to have limited employees in the future. Furthermore, assuming the Company receives contracts, it will be required to manage multiple relationships with various customers and other third parties. These requirements will be exacerbated in the event of further growth of the Company or in the number of its contracts. The Company's systems, procedures or controls may not be adequate to support the Company's operations or that the Company may be unable to achieve the rapid execution necessary to successfully offer its services and implement its business plan. The Company's future operating results, if any, will also depend on its ability to add additional personnel commensurate with the growth of its business, if any. If the Company is unable to manage growth effectively, the Company's business, results of operations and financial condition will be adversely affected.

IF WE ARE UNABLE TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY RIGHTS OUR BUSINESS IS LIKELY TO BE ADVERSELY AFFECTED.

We currently anticipate relying solely on non-disclosure agreements entered into with our clients and potential clients to protect our intellectual property and proprietary rights.  We have not entered into any non-disclosure agreements to date.  It is uncertain whether such non-disclosure agreements and other measures we may take in the future will prevent misappropriation of our proprietary information or that others will not independently develop similar services.  The Company does not currently have any plans to secure any patent, trademark or similar rights at this time, nor has it budgeted any funds for such rights at this time. Due to the fact that we have no issued patents, pending patent applications or trademarks in connection with our proprietary rights we cannot stop other companies, including our competitors from lawfully practicing services similar to ours in the future. This could have a severely adverse affect on our ability to compete in our industry, and could have a material adverse effect on our revenues, if any, and could force us to cease our business operations, which could cause the Company’s securities to decline in value or become worthless.

OUR ARTICLES OF INCORPORATION AND BYLAWS LIMIT THE LIABILITY OF, AND PROVIDE INDEMNIFICATION FOR, OUR OFFICERS AND DIRECTORS.

Our Articles of Incorporation and Bylaws, as amended, generally limit our officers' and Directors' personal liability to the Company and its stockholders for breach of fiduciary duty as an officer or Director except for breach of the duty of loyalty or acts or omissions not made in good faith or which involve intentional misconduct or a knowing violation of law. Our Articles of Incorporation, and Bylaws, as amended and restated, provide indemnification for our officers and Directors to the fullest extent authorized by the Nevada Revised Statutes against all expense, liability, and loss, including attorney's fees, judgments, fines excise taxes or penalties and amounts to be paid in settlement reasonably incurred or suffered by an officer or Director in connection with any action, suit or proceeding, whether civil or criminal, administrative or investigative (hereinafter a "Proceeding") to which the officer or Director is made a party or is threatened to be made a party, or in which the officer or Director is involved by reason of the fact that he is or was an officer or Director of the Company, or is or was serving at the request of the Company as an officer or director of another corporation or of a partnership, joint venture, trust or other enterprise whether the basis of the Proceeding is an alleged action in an official capacity as an officer or Director, or in any other capacity while serving as an officer or Director. Thus, the Company may be prevented from recovering damages for certain alleged errors or omissions by the officers and Directors for liabilities incurred in connection with their good faith acts for the Company.  Such an indemnification payment might deplete the Company's assets. Stockholders who have questions regarding the fiduciary obligations of the officers and Directors of the Company should consult with independent legal counsel. It is the position of the Securities and Exchange Commission that exculpation from and indemnification for liabilities arising under the Securities Act of 1933, as amended, and the rules and regulations thereunder is against public policy and therefore unenforceable.

DO TO THE FACT THAT WE ARE A PUBLIC REPORTING COMPANY WE WILL INCUR SIGNIFICANT INCREASED COSTS IN CONNECTION WITH COMPLIANCE WITH SECTION 404 OF THE SARBANES OXLEY ACT, AND OUR MANAGEMENT WILL BE REQUIRED TO DEVOTE SUBSTANTIAL TIME TO NEW COMPLIANCE INITIATIVES.

We recently became subject to the periodic reporting requirements of Section 15(d) of the Securities Exchange Act of 1934, as amended, and will incur significant legal, accounting and other expenses in connection with such requirements.  The Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") and new rules subsequently implemented by the SEC have imposed various new requirements on public companies, including requiring changes in corporate governance practices. As such, our management and other personnel need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure of controls and procedures. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we identify deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline, and we could be subject to penalties or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

Risks Relating To the Company’s Securities

WE HAVE NEVER ISSUED CASH DIVIDENDS IN CONNECTION WITH OUR COMMON STOCK AND HAVE NO PLANS TO ISSUE DIVIDENDS IN THE FUTURE.

We have paid no cash dividends on our common stock to date and it is not anticipated that any cash dividends will be paid to holders of our common stock in the foreseeable future.  While our dividend policy will be based on the operating results and capital needs of our business, it is anticipated that any earnings will be retained to finance our future expansion.

INVESTORS MAY FACE SIGNIFICANT RESTRICTIONS ON THE RESALE OF OUR COMMON STOCK DUE TO FEDERAL REGULATIONS OF PENNY STOCKS.

Our common stock will be subject to the requirements of Rule 15(g)9, promulgated under the Securities Exchange Act as long as the price of our common stock is below $5.00 per share. Under such rule, broker-dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchaser and receive the purchaser's consent prior to the transaction. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990, also requires additional disclosure in connection with any trades involving a stock defined as a penny stock. Generally, the Commission defines a penny stock as any equity security not traded on an exchange or quoted on NASDAQ that has a market price of less than $5.00 per share. The required penny stock disclosures include the delivery, prior to any transaction, of a disclosure schedule explaining the penny stock market and the risks associated with it. Such requirements could severely limit the market liquidity of the securities and the ability of purchasers to sell their securities in the secondary market.

In addition, various state securities laws impose restrictions on transferring "penny stocks" and as a result, investors in the common stock may have their ability to sell their shares of the common stock impaired.

SHAREHOLDERS MAY BE DILUTED SIGNIFICANTLY THROUGH OUR EFFORTS TO OBTAIN FINANCING AND SATISFY OBLIGATIONS THROUGH THE ISSUANCE OF ADDITIONAL SHARES OF OUR COMMON STOCK.

We have no committed source of financing. Wherever possible, our Board of Directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock. Our Board of Directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued shares of common stock. In addition, if a trading market develops for our common stock, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market. These actions will result in dilution of the ownership interests of existing shareholders, may further dilute common stock book value, and that dilution may be material. Such issuances may also serve to enhance existing management’s ability to maintain control of the Company because the shares may be issued to parties or entities committed to supporting existing management.

STATE SECURITIES LAWS MAY LIMIT SECONDARY TRADING, WHICH MAY RESTRICT THE STATES IN WHICH AND CONDITIONS UNDER WHICH YOU CAN SELL SHARES.

Secondary trading in our common stock may not be possible in any state until the common stock is qualified for sale under the applicable securities laws of the state or there is confirmation that an exemption, such as listing in certain recognized securities manuals, is available for secondary trading in the state. If we fail to register or qualify, or to obtain or verify an exemption for the secondary trading of, the common stock in any particular state, the common stock cannot be offered or sold to, or purchased by, a resident of that state. In the event that a significant number of states refuse to permit secondary trading in our common stock, the liquidity for the common stock could be significantly impacted.

BECAUSE WE ARE NOT SUBJECT TO COMPLIANCE WITH RULES REQUIRING THE ADOPTION OF CERTAIN CORPORATE GOVERNANCE MEASURES, OUR STOCKHOLDERS HAVE LIMITED PROTECTIONS AGAINST INTERESTED DIRECTOR TRANSACTIONS, CONFLICTS OF INTEREST AND SIMILAR MATTERS.

The Sarbanes-Oxley Act of 2002, as well as rule changes proposed and enacted by the SEC, the New York and American Stock Exchanges and the Nasdaq Stock Market, as a result of Sarbanes-Oxley, require the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities that are listed on those exchanges or the Nasdaq Stock Market. Because we are not presently required to comply with many of the corporate governance provisions and because we chose to avoid incurring the substantial additional costs associated with such compliance any sooner than legally required, we have not yet adopted these measures.

Because our Directors are not independent directors, we do not currently have independent audit or compensation committees. As a result, our Directors have the ability to, among other things, determine their own level of compensation. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest, if any, and similar matters and any potential investors may be reluctant to provide us with funds necessary to expand our operations.

We intend to comply with all corporate governance measures relating to director independence as and when required. However, we may find it very difficult or be unable to attract and retain qualified officers, Directors and members of board committees required to provide for our effective management as a result of the Sarbanes-Oxley Act of 2002. The enactment of the Sarbanes-Oxley Act of 2002 has resulted in a series of rules and regulations by the SEC that increase responsibilities and liabilities of Directors and executive officers. The perceived increased personal risk associated with these recent changes may make it more costly or deter qualified individuals from accepting these roles.

WE DO NOT CURRENTLY HAVE A PUBLIC MARKET FOR OUR SECURITIES. IF THERE IS A MARKET FOR OUR SECURITIES IN THE FUTURE, SUCH MARKET MAY BE VOLATILE AND ILLIQUID.

There is currently no public market for our common stock. In the future, we hope to quote our securities on the Over-The-Counter Bulletin Board (“OTCBB”). However, there may not be a public market for our common stock in the future. If there is a market for our common stock in the future, we anticipate that such market would be illiquid and would be subject to wide fluctuations in response to several factors, including, but not limited to:

(1)	actual or anticipated variations in our results of operations;
(2)	our ability or inability to generate new revenues;
(3)	the number of shares in our public float;
(4)	increased competition; and
(5)	conditions and trends in the market for business consulting services.

Furthermore, if our common stock becomes quoted on the OTCBB in the future, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock.  Additionally, moving forward we anticipate having a limited number of shares in our public float, and as a result, there could be extreme fluctuations in the price of our common stock

NEVADA LAW AND OUR ARTICLES OF INCORPORATION AUTHORIZE US TO ISSUE SHARES OF STOCK, WHICH SHARES MAY CAUSE SUBSTANTIAL DILUTION TO OUR EXISTING SHAREHOLDERS.

We have authorized capital stock consisting of 100,000,000 shares of common stock, $0.001 par value per share and 10,000,000 shares of preferred stock, $0.001 par value per share. As of the date of this Report, we have 4,366,649 shares of common stock issued and outstanding and – 0 – shares of Preferred Stock issued and outstanding.  As a result, our Board of Directors has the ability to issue a large number of additional shares of common stock without shareholder approval, which if issued could cause substantial dilution to our then shareholders.  Additionally, shares of Preferred Stock may be issued by our Board of Directors without shareholder approval with voting powers, and such preferences and relative, participating, optional or other special rights and powers as determined by our Board of Directors, which may be greater than the shares of common stock currently outstanding.  As a result, shares of Preferred Stock may be issued by our Board of Directors which cause the holders to have super majority voting power over our shares, provide the holders of the Preferred Stock the right to convert the shares of Preferred Stock they hold into shares of our common stock, which may cause substantial dilution to our then common stock shareholders and/or have other rights and preferences greater than those of our common stock shareholders. Investors should keep in mind that the Board of Directors has the authority to issue additional shares of common stock and Preferred Stock, which could cause substantial dilution to our existing shareholders.  Additionally, the dilutive effect of any Preferred Stock, which we may issue may be exacerbated given the fact that such Preferred Stock may have super majority voting rights and/or other rights or preferences which could provide the preferred shareholders with voting control over us subsequent to this offering and/or give those holders the power to prevent or cause a change in control.  As a result, the issuance of shares of common stock and/or Preferred Stock may cause the value of our securities to decrease and/or become worthless.

IF OUR COMMON STOCK IS NOT APPROVED FOR QUOTATION ON THE OVER-THE-COUNTER BULLETIN BOARD, OUR COMMON STOCK MAY NOT BE PUBLICLY-TRADED, WHICH COULD MAKE IT DIFFICULT TO SELL SHARES OF OUR COMMON STOCK AND/OR CAUSE THE VALUE OF OUR COMMON STOCK TO DECLINE IN VALUE.

In order to have our common stock quoted on the OTCBB, which is our current plan, we will need to engage a market maker (which we have done), who will file a Form 15c2-11 with the Financial Industry Regulatory Authority ("FINRA"), which filing is in process; and clear FINRA comments to obtain a trading symbol on the OTCBB, which clearance we have not received to date. Assuming we clear FINRA comments, we anticipate receiving a trading symbol and having our shares of common stock quoted on the OTCBB in approximately one (1) to two (2) months. In the event our Form 15c2-11 is not approved by the FINRA, we plan to file a 15c2-11 to quote our shares of common stock on the Pink Sheets. If we are not cleared to have our securities quoted on the OTCBB and/or in the event we are not cleared for trading on the Pink Sheets, there will be no public market for our common stock and it could be difficult for our then shareholders to sell shares of common stock which they own. As a result, the value of our common stock will likely be less than it would otherwise due to the difficulty shareholders will have in selling their shares. If we are unable to obtain clearance to quote our securities on the OTCBB and/or the Pink Sheets, it will be difficult for us to raise capital and we could be forced to curtail or abandon our business operations, and as a result, the value of our common stock could become worthless.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.   (Removed and Reserved)

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

Exhibit 3.1(1)	Articles of Incorporation

Exhibit 3.2(1)	Amended and Restated Bylaws

Exhibit 10.1(1)	Letter of Intent Jimmy Jacobs Custom Homes

Exhibit 10.2(2)	Revolving Line of Credit ($50,000) and Related Documents

Exhibit 31*	Certificate of the Chief Executive Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32*	Certificate of the Chief Executive Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*   Attached hereto.

(1) Filed as an exhibit to the Company’s Form S-1 Registration Statement filed with the Commission on February 5, 2010, and incorporated herein by reference.

(2) Filed as an exhibit to the Company’s Form S-1/A Registration Statement (Amendment No. 2) filed with the Commission on November 23, 2010, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

DIMUS PARTNERS, INC.

Date: September 12, 2011	By: /s/ James Patton James Patton Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer), President, Treasurer and Director