Form 10-K
period 2011-04-30
Dimus Partners Inc.
filed 2011-10-04
CIK 1479382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2011

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Securities registered pursuant to Section 12(b) of the Act:

None.

Securities registered pursuant to Section 12(g) of the Act:

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☐ No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
 Yes   ☒ No   ☐

The issuer's revenues for the most recent fiscal year ended April 30, 2011 were $0.

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was $0, as there was no public market for the registrants common stock as of October 31, 2010.

State the number of shares of the issuer’s common stock outstanding, as of the latest practicable date: 4,366,649 shares of common stock issued and outstanding as of September 19, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

NONE.

FORM 10-K

FOR THE FISCAL YEAR ENDED APRIL 30, 2011

TABLE OF CONTENTS

Part I

Part II

Part III

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

We caution you that this report contains forward-looking statements regarding, among other things, financial, business, and operational matters.

All statements that are included in this Annual Report, other than statements of historical fact, are forward-looking statements. Forward-looking statements involve known and unknown risks, assumptions, uncertainties, and other factors. Statements made in the future tense, and statements using words such as “may,” “can,” “could,” “should,” “predict,” “aim’” “potential,” “continue,” “opportunity,” “intend,” “goal,” “estimate,” “expect,” “expectations,” “project,” “projections,” “plans,” “anticipates,” “believe,” “think,” “confident” “scheduled” or similar expressions are intended to identify forward-looking statements. Forward-looking statements are not a guarantee of performance and are subject to a number of risks and uncertainties, many of which are difficult to predict and are beyond our control. These risks and uncertainties could cause actual results to differ materially from those expressed in or implied by the forward-looking statements, and therefore should be carefully considered. We caution you not to place undo reliance on the forward-looking statements, which speak only as of the date of this report. We disclaim any obligation to update any of these forward-looking statements as a result of new information, future events, or otherwise, except as expressly required by law. References in this Form 10-K, unless another date is stated, are to April 30, 2011. As used herein, the “Company,” “Dimus,” “Dimus Partners,” “we,” “us,” “our” and words of similar meaning refer to Dimus Partners, Inc.

ITEM 1. Business

Overview

Dimus Partners, Inc. was incorporated in the state of Nevada on April 18, 2008.  The Company’s wholly-owned subsidiary, Dimus Partners, LLC, (“DPLLC”) was incorporated as a Texas limited liability company on May 24, 2007.  On April 29, 2008, the Company entered into an Exchange Agreement with DPLLC, whereby the then members of DPLLC, Nathan Pettus and James Patton, our current Directors, exchanged 100% of the outstanding membership interests of DPLLC for 2,000,000 post Forward Split shares of the common stock of the Company.  Upon completion of the Exchange Agreement, DPLLC became a wholly-owned subsidiary of the Company. The only parties to the Exchange Agreement were us, DPLLC and our officers and Directors, Nathan Pettus and James Patton.  No other consideration was provided for in connection with the Exchange Agreement other than stock as provided above.  The transaction was undertaken to simplify the process of moving the operations of DPLLC which had been operational on a limited basis since April 2008 to a corporate structure to allow us to raise capital through the sale of common stock and undertake a going public transaction similar to our undertaking through our previously filed Form S-1 Registration Statement.  All of the assets, operations and liabilities of DPLLC were assumed by us in connection with the Exchange Agreement, whereby DPLLC became our wholly-owned subsidiary.  Prior to the date of the Exchange Agreement, the main activities undertaken by DPLLC were in connection with formalizing the business plan, corporate strategy and methodologies that DPLLC (and later the Company) would take (e.g., operating on a success based fee model rather than with hourly rates, as described in greater detail below); creating a corporate website; and conducting limited market studies. DPLLC did not generate any revenues prior to the Exchange Agreement.

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

The Company has developed a contingent fee based methodology for billing business consulting which we call The Dimus Advantage (the Company has not obtained any trademarks for The Dimus Advantage due to cost constraints, however, the Company may take action in the future, funding permitting to obtain a trademark for such term).  The “Dimus Advantage” is the Company’s idea of only charging potential clients a success based fee instead of hourly billing rates.  The Dimus Advantage is not a product or service, but only a way of billing clients.  By only charging a fee if our efforts successfully increase the client’s revenues, marketing ability, reduce their expenses, or enable the client to meet such other goals or targets as the client and the Company determine prior the engagement by the Company (each “Goals”), we believe that we will be able to share in the success of our potential clients over the long-term and that our services will be more affordable and attractive to our potential clients (as they will only pay us if they see a benefit from such services) than other traditionally priced consulting services.   Each engagement agreement we will enter into with future clients will set forth the specific Goals that the client is attempting to meet, based on mutually agreeable criteria (i.e., criteria and goals as agreed upon by us and the client based on what areas of the clients business operations they are seeking to improve) and targets for improvement, which will vary engagement to engagement, based upon the negotiation of the parties at the time of engagement, and which we and the client believe are reasonable.  The fees payable to us will then be determined by whether the client meets such previously established Goals with our consulting assistance.  We will only generate fees if the client meets the mutually agreed upon Goals and in the event the client fails to meet the pre-established Goals, they may not be required to pay us any fees at all.

            While each contingent success based fee arrangement based on the Dimus Advantage will be different, based on the individual Goals each future client is trying to accomplish, the negotiations of the Company and the client, the size of the engagement and difficulty of the client meeting such Goals, which can only be established at the time of engagement, we anticipate that each arrangement will have similar characteristics.  Those characteristics will likely include 1) a breakup fee payable to the Company in the event the client does not choose to implement the Company’s recommended suggestions for meeting such Goals; 2) set a baseline for (a) the clients expected ability to meet the Goals; or (b) the clients continued operations on a status quo basis, assuming no intervention by the Company; 3) determine the period or ending date during which the client will be required to meet the Goals with the Company’s consulting assistance; and 4) provide the fees due to the Company in the event the client meets the Goals over the predetermined period (collectively the “Engagement Terms”).  As described above, all Engagement Terms will be determined and negotiated by the Company and its clients on a case by case basis at the time of engagement.  We call the methodologies and analysis techniques that we plan to use to prepare a potential client for our contingent success fee based approach to consulting and understand where our expertise can held the “Dimus Trace Toolkit.”   Similar to the Dimus Advantage, the Company has not obtained any trademarks for Dimus Trace Toolkit due to cost constraints; however, the Company may take action in the future, funding permitting to obtain a trademark for such term.  The Dimus Trace Toolkit is not a product or service, but just a proprietary set of written analysis techniques, questionnaires and processes to assist us and our clients in the engagement process.

We have not generated any revenues to date.  To date we have had only limited operations. We do not currently have any paying clients, nor have we ever had any paying clients.  We have however, previously consulted with a limited number of clients for free in return for such clients providing us references and in an effort to gain experience.  Additionally, we have had ongoing discussions with certain customer home builders, including Jimmy Jacobs Custom Homes, as described below, which have not generated any revenues, but which we believe have provided us much needed experience and word of mouth regarding our services.  As a result of the above, we have not had a sufficient opportunity to determine the feasibility and success of the results-oriented billing techniques of the Dimus Advantage.

We plan to focus on small to mid-sized companies in various industries and markets, including, but not limited to the construction industry (as described below) and our management believes that there are significant growth opportunities in mid-market companies whose day-to-day operations have not benefited from dedicated strategic, financial or operational support systems. We believe that these companies share many of the same problems found in Fortune 500 corporations, but may lack the human and capital resources needed to take advantage of the business-improving principles consulting can provide. Our business is targeted at these small to mid-sized companies that cannot afford traditional business consulting.

Target Market

We are focused primarily on small to mid-sized, privately-owned companies, somewhere in the yearly revenue range of $15 million to $50 million per year. Initially we will concentrate efforts in the Austin and San Antonio, Texas corridor. As the Company expands, we hope to open offices in the Dallas and Houston areas, funding and demand permitting, which will increase the number of potential clients we can offer our services to.  While we have initially focused our attention on companies in the construction industry, similar to the Customer (defined below), moving forward we hope to branch out various additional industries and markets.

We do not currently have any paying clients nor do we have any material agreements in place to provide services to any paying clients other than as provided below.  As described above, to date we have had only limited operations.

Three Tiered Approach to Business Consulting

The Company offers comprehensive business consulting services.  Upon entering into an engagement, the Company intends to work with a client company for up to five (5) years through a 3-tiered approach:

During the Tier 1 stage, which we believe will take place during the first year of any engagement, we plan to focus on short-term, profit-impacting operational improvements including cost and pricing analysis, immediate process improvement and other pressing issues affecting the client company.

During the Tier 2 stage, we plan to take a longer term strategic focus on top-line revenue growth and internal policies.  Tier 2 will likely occur during the second and third years of an engagement and consist of strategically analyzing the client’s markets, competitive landscape and internal policies to determine opportunities and threats facing the client company.

Lastly, during the Tier 3 stage, we plan to focus on substantially growing the client company’s business through vertical and horizontal integration opportunities, as well as through acquisitions of synergistic companies.

Operation Efficiencies

The Company plans to examine the client company’s operating environment to determine those areas that can be improved to reach optimal performance, quality and profit. We will attempt to improve the synergies created by a business’ employees. We will also attempt to dispose of poorly performing and loss-making product lines and/or business units; reduce overhead; eliminate duplicative administration; eliminate obsolete inventory; and elevate accountability.

Financial Management Services

The Company believes that financial management is the most important aspect of operating a small-to-medium sized business, as pursuant to our management’s experience, many small and medium-sized businesses are faced with cash management issues on a daily basis.  Making payroll, paying suppliers and purchasing new equipment all require cash expenditures that can weigh heavily on a business if its cash flow is not managed properly.  Several key aspects of proper financial management include:

•	Proper cash management for growing companies;
•	Activity-based cost accounting to properly match fixed overhead costs with the activities that create them ;

•	Performance assessment through financial analysis;
•	Capital structure optimization;
•	Lease vs. purchase decisions; and
•	Accurately determining the value of the business.

Performance Management Services

Performance management includes all the ways in which a business aligns its processes and its owners and employees toward the vision and goals of the company.  We will attempt to align employees’ goals and objectives to those of the client company.  We believe this can be accomplished by assigning individual goals and creating incentive-based compensation plans. Several key aspects of proper performance management analysis include:

•	Understanding the core competencies and strategies of the business;
•	Mapping current performance against this key purpose;
•	Determining cost, revenue, and other drivers toward the key purpose;
•	Designing a full featured goal, measurement, and review system that allows for performance management techniques to be implemented;
•	Designing a matching compensation system that fits both the company's cash-flow and cultural constraints; and
•	Rollout of the package, including gaining the trust and buy-in at all levels of the company.

Need for Government Approval

The Company does not believe that it is or will be subject to any material regulations or requirements from any existing or probable laws or government regulation as a result of its planned business operations.  Additionally, the Company plans to enter into mutual non-disclosure agreements with any actual or potential clients in an effort to protect both its own and its clients’ confidential intellectual property and trade secrets.  The Company has not entered into any non-disclosure agreements to date.

Patents, Trademarks and Intellectual Property

The Company does not currently have any patents, trademarks, licenses or other registered or documented intellectual property rights associated with its proprietary platform and applications. Moving forward, if funding permits, the Company may take action to apply for such protection; however in the meantime, the Company anticipates entering into non-disclosure agreements with each of its clients and potential clients in an effort to protect its intellectual property.  The Company does not currently have any plans to secure any patent, trademark or similar rights at this time, nor has it budgeted any funds for such rights at this time.

Competition

Within the current landscape of business and management consulting, there is a vast and diverse set of competitors and service providers. These companies range from the smallest one person firms, to large multinational companies that offer a diverse, broad, and more generic set of services. Depending on the focus and type of company, the competitive comparison to Dimus Partners varies. In the case of the smaller firm, the breadth and depth of the services provided are not, in the belief of management, comparable with those planned to be offered by the Company. With the larger firms, management believes that there is a lack of focus and interest in Dimus Partner’s target customer due to the apparent lack of resources available to fund high cost, relatively short-turnaround engagements.  However, we believe that the majority of the firms which operate in the business and management consulting market, which include well-established companies and start-up companies such as ours, have substantially greater financial, managerial and other resources than those presently available to the Company, and are focusing significant resources on providing business consulting services that currently compete and will compete with the Company's services in the future.  As a result, these firms may be able to spend more money on advertising and marketing, have greater brand recognition and be in a position to undercut the prices that the Company charges for its services.

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

The Company has developed a contingent fee based billing methodology for business consulting which we call The Dimus Advantage (the Company has not obtained any trademarks for The Dimus Advantage due to cost constraints, however, the Company may take action in the future, funding permitting to obtain a trademark for such term).  The “Dimus Advantage” is the Company’s idea of only charging potential clients a success based fee instead of hourly billing rates.  By only charging a fee if our efforts successfully increase the client’s revenues, marketing and/or reduce their expenses, we believe that we will be able to share in the success of our potential clients over the long-term and that our services will be more affordable and attractive to our potential clients (as they will only pay us if they see a benefit from such services) than other traditionally priced consulting services.  The Company’s idea of a success based/contingent fee arrangement has not been proven to be successful in the business consulting market and as a result, we may be unable to compete with traditional consulting firms which bill on an hourly basis or for project based fees, or such fee structures may be more attractive to our potential clients.

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

Sales & Marketing

The overall positioning and branding strategy for Dimus Partners will be to establish us and our consultants as partners with our clients and to add real, quantifiable value to these clients before we see any financial gain.  Secondarily, we plan to build our brand around the idea of providing world-class consulting capabilities to those companies that traditionally cannot afford these services. We hope that our success fee-based model will not only aligns us to our client’s goals, but also will entice target customers who are reluctant to pay the high hourly rates charged by our competitors.  Finally, we plan to make sure our services, or more specifically, the ideas behind our services, are simple and easy to understand.

Promotion Strategy

Early on, in the growth stage of the Company, the most important promotional avenue will be customer referrals and word of mouth. Because we want to be seen and known as a “local” firm, it is important the local business owners provide very positive accounts of our engagements.  Initially our advertising and marketing campaign will consist of door-to-door solicitations and phone calls to various targeted business owners around the Austin-San Antonio area. We believe that some of these calls will lead to face-to-face meetings with the owners and managers of these businesses where we can either engage a new client or gain referrals to other potential clients identified by these businesses.

We plan on developing a promotional brochure that will explain our services and capabilities, along with our unique success fee-based approach that will be distributed by our future consultants during “sales calls”.  We also currently maintain a professional and informative web site at www.dimuspartners.com, which contains information we wish not to be incorporated by reference to this Report.  We plan to our website in the future with information about our services, customer references, and white paper scenario documents explaining how our capabilities can impact our target customers’ operations.

Material Agreements:

The Company entered into a preliminary agreement with Jimmy Jacobs Custom Homes (the “Customer”) on May 28, 2008.  Under this preliminary agreement the Company and the Customer agreed to discuss the entry into a future contractual agreement to provide certain business process expertise and time of the Company’s management for the development of financial software applications, which definitive agreement has not been finalized or entered into to date.  The Company agreed that if a definitive agreement was entered into, it would work with certain managerial leaders within the Customer for the purpose of building the Dimus Trace Application Suite – Home Builder Edition (“DTAS-HBE”).  The Company would provide the resulting software application free of charge with a twelve month free service agreement to the Customer.  In addition, the Customer would be given an option providing them with the right to buy a twenty percent (20%) stake in the marketing of the resulting product.  The option price would be set at twenty percent (20%) of associated business costs expected to bring the software to market.  Thus, the option would, assuming exercised, result in twenty percent (20%) of all related profits (revenues less any costs due to cost of good sold, operations, marketing, sales, or associates business costs of product).  The option grant was to be limited to the sales for the profit of the DTAS-HBE product, and the option grant would be open for a period of ninety (90) days after final delivery of product or last module to the Customer.   This commitment is currently still ongoing with limited activity to date.  The agreement with the Customer is an offshoot of the initial engagement and does not necessarily represent the type of engagements that the Company anticipates entering into moving forward.  The DTAS-HBE software is generic in nature and the Company believes that its application could be used by any home building company, however, the software currently being developed by the Company is specific to the engagement of the Company as set forth in the preliminary agreement with the Customer.  Notwithstanding the rights to the option described above, the Company owns the DTAS-HBE software and code and has no plans to sell the rights to such code or software (other than in connection with option, described above, which has not been formally documented to date).

The DTAS-HBE includes five modules, 1) sales, 2) bid, 3) schedule, 4) budget and 5) finance (the “Modules”), which together are planned to allow the Customer to monitor certain items related to the work and build out schedule and costs of a given home site or project, versus other similar construction projects, which in turn will help the Customer more accurately bid on future projects and manage costs.

The proposed Modules are described in greater detail below:

•
Schedule: Is anticipated to monitor each active project in real-time and use data provided by the Customer to predict outcomes.  It is planned do this by gathering at-the-moment input from the “field” to determine accurate projects status and estimates.  It is anticipated to learn and leverage past behaviors and biases of project teams and managers, enabling more accurate predictions relating to project scheduling.

•
Budget: Planned to look for cost overruns, unforeseen correlations and predict future balances to help manage costs.  It will do this by searching past budgets and learning line-by-line correlations and relationships that otherwise go unnoticed.  It is planned to provide insights into “principle” components that, per organizational tendencies and patterns, lead to consistent, repeated overruns.

•
Bid:  Is anticipated to learn and predict from past proposal variables and outcomes based on past history, relationships and outcomes.  It is also planned to learn behaviors and biases of sales force, customers and proposal teams to allow more accurate bidding.

•
Sales:  Planned to deliver clarity around sales force efficiency.  It is anticipated that this will be done by characterizing relationships and outcomes by learning behaviors and biases of the sales force for more accurate forecasting.

•
Financial:  Is planned to pull all of the other modules together to predict future cash flows.  Specific to home building we hope this will allow a home builder to save interest in loans by helping to determine 6-12 months into the future the likelihood of the requirement for internal versus external financing.

The Company also has a verbal agreement with a consultant whereby the Company has agreed to pay the consultant 25% of its future profits (revenues less any costs of goods sold, operational expenses, marketing expenses, sales expenses or associated expenses associated with such revenues) which are generated by the consultant in consideration for such consultant’s services.

The Company is not currently subject to any other customer agreements or understandings.

Funding Events:

On November 2, 2010, we entered into a Revolving Line of Credit Agreement with our President and Director, James Patton (the “Line of Credit”).  Pursuant to the Line of Credit, Mr. Patton agreed to loan us up to $50,000 as requested by the Company from time to time (on a revolving basis)(each an “Advance”) until December 31, 2011, pursuant to the terms of the Line of Credit.  Any amounts borrowed under the Line of Credit will be evidenced by a separate promissory note (each a “Note”) and bear interest at the rate of 10% per annum, provided that if an event of default occurs (as provided in the Line of Credit or the Note), such outstanding amount bears interest at the rate of 15% per annum until paid in full.  Interest payments are due on a monthly basis, for all Advances, beginning on January 31, 2011.  The maturity date of each Note will be December 31, 2011, unless otherwise agreed by the parties.  All Advances are secured by a Security Agreement entered into by the Company in favor of Mr. Patton, which provides for Mr. Patton to have a security interest over substantially all of the Company’s assets and accounts. The Company has borrowed $28,095 under the Line of Credit as of the date of this filing.

The Company has periodically received cash advances from the Company’s Directors, James Patton and Nathan Pettus.  As of April 30, 2011, $45,254 of advances from related party, which included amounts advanced by James Patton, our Chief Executive Officer and Director and advanced by Nathan Pettus, our Director, which amounts are payable on demand.

Employees

We currently employ two (2) full-time employees, Mr. Patton and Mr. Pettus, our Directors and one part-time employee who serves as a programmer.  Additionally, we currently have one contract employee who works exclusively on a project for Custom Home Builders.  None of our employees are covered by a collective bargaining agreement.

Intellectual Property

The Company does not have any patents, trademarks, licenses, or franchises.  We do however maintain a website, as discussed above under “Promotional Strategy.”

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

Our Auditor Has Raised Substantial Doubt As To Whether We Can Continue As A Going Concern.

We have generated no revenues since our inception, had a working capital deficit of $87,807 and a deficit accumulated during the development stage of $113,639 as of April 30, 2011, had a net loss of $38,089 for the year ended April 30, 2011 and a net loss of $29,246 for the year ended April 30, 2010.  There are no assurances that the Company will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, public offerings and/or bank financing necessary to support the Company’s working capital requirements.  To the extent that the funds available to use under the Line of Credit or generated from any private placements, public offerings and/or bank financing are insufficient to support the Company’s working capital requirements, the Company will have to raise additional working capital from additional financing.  No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company.  If adequate working capital is not available, the Company may not renew or continue its operations. These factors among others indicate that we may be unable to continue as a going concern, particularly in the event that we cannot obtain additional financing and/or attain profitable operations.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty and if we cannot continue as a going concern, your investment could become devalued or even worthless.

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

ITEM 1B. Unresolved Staff Comments

Not applicable.

ITEM 2. Properties

We are currently provided the use of a limited amount of office space and mail forwarding services by Foster Malish Blair & Cowan, LLP (“FMBC”), a law firm located in Austin Texas, free of charge. We do not have a written agreement with FMBC, however, neither we nor FMBC have any current intention to change the terms or conditions of the use of such office space, and we do not anticipate changing such office space until we generate revenues sufficient to support an alternative office space arrangement.

ITEM 3. Legal Proceedings

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

ITEM 4. (Removed and Reserved)

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

No established public trading market exists for our common stock and the Company’s common stock has never been quoted on any market or exchange.  While we have engaged a market maker to quote our common stock on the Over-The-Counter Bulletin Board, FINRA has not approved such quotation to date and there is no assurance that our common stock will be approved for quotation on the Over-The-Counter Bulletin Board or any other public market in the future.  We have authorized capital stock consisting of 100,000,000 shares of common stock, $0.001 par value per share and 10,000,000 shares of preferred stock, $0.001 par value per share (“Preferred Stock”).  As of September 19, 2011, there were 4,366,649 shares of common stock issued and outstanding, held by 39 shareholders of record.

Common Stock

The holders of outstanding shares of common stock are entitled to receive dividends out of assets or funds legally available for the payment of dividends of such times and in such amounts as the board from time to time may determine.  Holders of common stock are entitled to one vote for each share held on all matters submitted to a vote of shareholders.  There is no cumulative voting of the election of directors then standing for election.  The common stock is not entitled to pre-emptive rights and is not subject to conversion or redemption.  Upon liquidation, dissolution or winding up of our company, the assets legally available for distribution to stockholders are distributable ratably among the holders of the common stock after payment of liquidation preferences, if any, on any outstanding payment of other claims of creditors.  Each outstanding share of common stock is, and all shares of common stock to be outstanding upon completion of this Offering will upon payment therefore be, duly and validly issued, fully paid and non-assessable.

Preferred Stock

Shares of Preferred Stock may be issued from time to time in one or more series, each of which shall have such distinctive designation or title as shall be determined by our Board of Directors (“Board of Directors”) prior to the issuance of any shares thereof.  Preferred Stock shall have such voting powers, full or limited, or no voting powers, and such preferences and relative, participating, optional or other special rights and such qualifications, limitations or restrictions thereof, as shall be stated in such resolution or resolutions providing for the issue of such class or series of Preferred Stock as may be adopted from time to time by the Board of Directors prior to the issuance of any shares thereof.   The number of authorized shares of Preferred Stock may be increased or decreased (but not below the number of shares thereof then outstanding) by the affirmative vote of the holders of a majority of the voting power of all the then outstanding shares of our capital stock entitled to vote generally in the election of the directors, voting together as a single class, without a separate vote of the holders of the Preferred Stock, or any series thereof, unless a vote of any such holders is required pursuant to the terms of any series of Preferred Stock.

Options, Warrants and Convertible Securities

We have no options, warrants or other convertible securities outstanding. We have no equity compensation plans either approved by security holders or not approved by security holders.

Dividends

We have not paid any dividends on our common stock to date and do not anticipate that we will be paying dividends in the foreseeable future. Any payment of cash dividends on our common stock in the future will be dependent upon the amount of funds legally available, our earnings, if any, our financial condition, our anticipated capital requirements and other factors that our Board of Directors may think are relevant. However, we currently intend for the foreseeable future to follow a policy of retaining all of our earnings, if any, to finance the development and expansion of our business and, therefore, do not expect to pay any dividends on our common stock in the foreseeable future. Additionally, the terms of our preferred stock impose restrictions on our ability to pay dividends.

Recent Sales of Unregistered Securities

None.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements.

Plan of Operations:

The Company’s focus is on one objective – improving the bottom-line profits of our future client companies.  As stated above, our compensation structure anticipates us only receiving payment if we are successful in increasing such client’s profits, and we believe that this success base approach will create a partnership between the Company and its future client companies.  Further, given the Company’s target market of companies with revenues from $15,000,000 to $50,000,000, we believe that consulting fees can be a burden that keeps many small to medium sized business from engaging consultants offering services similar to the Company’s, which include, but are not limited to operations, performance management and cost accounting.  The obvious drawback to success fee contracts is successful implementation of our proposed efficiencies.  In consideration of this shortcoming, we plan to implement minimum standards and payments that are negotiated separately for each contract.

Through the years of business experience of the Company’s two Directors have built a strong network of business relationships throughout the State of Texas.  As such, the Company’s sales efforts will initially be concentrated in Central Texas, Dallas and Houston, Texas.  Our first priority has been to complete the Project for the Customer prior to accepting additional consulting clients.  The risk of this approach is delaying initial interests where the opportunity passes and/or is serviced by a separate consulting company or persons.

Moving forward over the course of the next 24 months, the Company anticipates continuing to work on a software product (the “Project”, also called DTAS-HBE) that was conceived through discussions with the Customer (as defined above).  The solution, without software, would have been too capital intensive for the Customer to implement. The planned Project involves many components of the home construction industry and provides an output of information that is interrelated including: budgeting; scheduling; bidding; and overhead to predict financial outcomes with more certainty, based on hundreds of variables at the start of a job.  The Company anticipates that with its current level of funding (i.e., the proceeds available from the Line of Credit), the initial design will be available in limited form at the end of April 2012.  The Company does not plan on hiring any additional employees or contractors in the near term.  The Company anticipates relying on the Line of Credit (defined below) for the working capital required to complete the initial design of the Project.   By the end of July 2012, the Company hopes to have implemented three of the five Modules needed for completion of the Project (the Scheduling, Budgeting and Bidding Modules, as described in greater detail above).  The Company hopes to have the final two Modules (the Sales and Financial Modules) completed by September 2012, and hopes to be fully operational at the end of 2012.

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

COMPARISON OF OPERATING RESULTS

RESULTS OF OPERATIONS FOR THE YEAR ENDED APRIL 30, 2011, COMPARED TO THE YEAR ENDED APRIL 30, 2010

The Company is in the development stage, did not generate any revenues for the year ended April 30, 2011 or 2010, and has not generated any revenues to date.

We had operating expenses of $37,431, consisting of general and administrative expenses of $35,221 and depreciation expense of $2,210 for the year ended April 30, 2011, compared to operating expenses of $29,235 consisting of general and administrative expenses of $27,025 and depreciation expense of $2,210 for the year ended April 30, 2010, an increase in operating expenses of $8,196 from the prior period.  General and administrative expenses for both periods included legal and accounting expenses associated with the preparation and filing of the Company’s Form S-1 Registration Statement and amendments thereto.

We had interest expense of $658 for the year ended April 30, 2011, compared to $11 for the year ended April 30, 2010. Interest expense represented amounts due on the Company’s American Express Credit Card.

We had a net loss of $38,089 for the year ended April 30, 2011, compared to a net loss of $29,246 for the year ended April 30, 2010, an increase in net loss of $8,843 from the prior period.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets of $700 as of April 30, 2011, consisting of total current assets of $432, solely consisting of cash, and total non-current assets, consisting of property and equipment, net, of $268.

We had total liabilities, consisting solely of current liabilities of $88,239 as of April 30, 2011, which liabilities included $38,985 of accounts payable and accrued expenses, $45,254 of advances from related party, which included amounts advanced by James Patton, our Chief Executive Officer and Director and advanced by Nathan Pettus, our Director, and $4,000 of amounts due under the Line of Credit (as defined and described below) were outstanding.  The advances are non-interest bearing, unsecured and are due upon demand.

We had a working capital deficit of $87,807 and a deficit accumulated during the development stage of $113,639 as of April 30, 2011.

We had $17,861 of net cash used in operating activities for the year ended April 30, 2011, which included $38,089 of net loss offset by $18,018 of accounts payable and accrued expenses and $2,210 of depreciation.

We had $15,750 of net cash provided by financing activities for the year ended April 30, 2011, which included $11,750 of advances from related parties, relating to amounts advanced to us by Mr. Patton and Mr. Pettus, which are non-interest bearing and payable on demand and $4,000 borrowed from Mr. Patton under the Line of Credit (as defined and described below).

From July 2008 through July 2009, in connection with a private placement offering, the Company sold an aggregate of 166,649 shares of common stock to 35 investors for aggregate consideration of $25,000.

On November 2, 2010, we entered into a Revolving Line of Credit Agreement with our President and Director, James Patton (the “Line of Credit”).  Pursuant to the Line of Credit, Mr. Patton agreed to loan us up to $50,000 as requested by the Company from time to time (on a revolving basis)(each an “Advance”) until December 31, 2011, pursuant to the terms of the Line of Credit.  Any amounts borrowed under the Line of Credit will be evidenced by a separate promissory note (each a “Note”) and bear interest at the rate of 10% per annum, provided that if an event of default occurs (as provided in the Line of Credit or the Note), such outstanding amount bears interest at the rate of 15% per annum until paid in full.  Interest payments are due on a monthly basis, for all Advances, beginning on January 31, 2011.  The maturity date of each Note will be December 31, 2011, unless otherwise agreed by the parties.  All Advances are secured by a Security Agreement entered into by the Company in favor of Mr. Patton, which provides for Mr. Patton to have a security interest over substantially all of the Company’s assets and accounts.  The Company had borrowed $4,000 under the Line of Credit as of April 30, 2011.  Subsequent to April 30, 2011, there has been $24,095 drawn on the Line of Credit.

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

Critical Accounting Policies:

Consolidated Financial Statements

The accompanying consolidated financial statements include all the accounts of the Company and its wholly-owned subsidiary, DPLLC. All intercompany amounts have been eliminated.

Development Stage Policy

We are a development stage company with limited experience in the consulting business.  We have earned no revenues since our formation, have no current clients and have an accumulated deficit during the development stage of $75,550 as of April 30, 2010 and $113,639 as of April 30, 2011.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet.  Actual results could differ from those estimates.

Basic Loss Per Share

Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation, and depreciation and amortization are computed over the useful life of the asset on a straight-line basis.  Maintenance and repairs are charged to operations as incurred; major renewals and betterments are capitalized.  When items of property and equipment are sold or retired, the related costs and accumulated depreciation are removed from the accounts and gain or loss is included in the results of operations.  The estimated useful lives of the computer equipment is three years.

Impairment of Long-Lived Assets

Long-lived assets held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in the normal course of business.  When required, impairment losses on assets to be held and used are recognized based on the excess of the asset’s carrying amount and fair value of the asset.  Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

Income Taxes

The Company has adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, “Income Taxes”. This standard requires the use of an asset and liability approach for financial accounting, and reporting on income taxes. If it is more likely then not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

The asset and liability approach is used to account for income taxes by recognizing deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities.  The Company records a valuation allowance to reduce any deferred tax assets to the amount that is more likely than not to be realized.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Recent Accounting Pronouncements

Management does not anticipate that the recently issued but not yet effective accounting pronouncements will materially impact the Company’s financial condition.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 8. Financial Statements and Supplementary Data

LBB & ASSOCIATES LTD., LLP
10260 Westheimer Road, Suite 310
Houston, TX 77042
Phone: (713) 800-4343 Fax: (713) 456-2408

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Dimus Partners, Inc.
(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of Dimus Partners, Inc. (the “Company”) as of April 30, 2011 and  2010, and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the years then ended and for the period from May 24, 2007 (Inception) to April 30, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dimus Partners, Inc. as of April 30, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the years then ended and for the period from May 24, 2007 (Inception) to April 30, 2011 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company's absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2012 raise substantial doubt about its ability to continue as a going concern. The 2011 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ LBB & Associates Ltd., LLP

LBB & Associates Ltd., LLP
Houston, Texas
September 28, 2011

DIMUS PARTNERS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	April 30,	April 30,
	2011	2010
ASSETS
Current assets
Cash	$432	$2,543

Total current assets	432	2,543

Property and equipment, net	268	2,478

Total assets	$700	$5,021
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$38,985	$20,967
Advances from related parties	45,254	33,504
Line of credit-related party	4,000	-

Total current liabilities	88,239	54,471

Total liabilities	88,239	54,471

Commitments and Contingencies

STOCKHOLDERS' DEFICIT
Preferred stock, $.001 par value, 10,000,000 shares authorized,
0 shares issued and outstanding	-	-
Common stock, $.001 par value, 100,000,000 shares authorized,
4,366,649 shares issued and outstanding at
April 30, 2011 and April 30, 2010, respectively	4,367	4,367
Additional paid in capital	21,733	21,733
Deficit accumulated during the development stage	(113,639)	(75,550)
Total stockholders’ deficit	(87,539)	(49,450)

Total liabilities and stockholders’ deficit	$700	$5,021

See accompanying notes to consolidated financial statements.

DIMUS PARTNERS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED APRIL 30, 2011 AND 2010 AND PERIOD
FROM MAY 24, 2007 (INCEPTION) THROUGH APRIL 30, 2011

			Inception
	Years Ended		Through
	April 30,		April 30,
	2011	2010	2011

Operating expenses
General and administrative	$35,221	$27,025	$106,458
Depreciation	2,210	2,210	6,363

Loss from operations	$(37,431)	$(29,235)	$(112,821)

Interest expense	(658)	(11)	(818)

Net loss	$(38,089)	$(29,246)	$(113,639)

Net loss per share:
Basic and diluted	$(0.01)	$(0.01)

Weighted average shares outstanding:
Basic and diluted	4,366,649	4,362,901

See accompanying notes to consolidated financial statements.

DIMUS PARTNERS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE PERIODS FROM MAY 24, 2007 (INCEPTION) THROUGH APRIL 30, 2011

			Additional	Stock		Total
	Common Stock		Paid-in	Subscription	Accumulated	Stockholders’
	Shares	Amount	Capital	Receivable	Deficit	Deficit

Balance at May 24, 2007	-	$-	$-	$-	$-	$-

Common stock issued to founders for services	2,000,000	2,000	(1,000)	-	-	1,000
Recapitalization	2,000,000	2,000	(2,000)	-	-	-
Net Loss	-	-	-	-	(18,806)	(18,806)

Balance at April 30, 2008	4,000,000	4,000	(3,000)	-	(18,806)	(17,806)

Common stock issued for cash	91,656	92	13,658	-	-	13,750
Stock subscription receivable	29,999	30	4,470	(4,500)	-	-
Common stock issued for services	200,000	200	(100)	-	-	100
Net Loss	-	-	-	-	(27,498)	(27,498)

Balance at April 30, 2009	4,321,655	4,322	15,028	(4,500)	(46,304)	(31,454)

Common stock issued for cash	44,994	45	6,705	-	-	6,750
Stock subscription receivable collected	-	-	-	4,500	-	4,500
Net Loss	-	-	-	-	(29,246)	(29,246)

Balance at April 30, 2010	4,366,649	4,367	21,733	-	(75,550)	(49,450)

Net Loss	-	-	-	-	(38,089)	(38,089)

Balance at April 30, 2011	4,366,649	$4,367	$21,733	$-	$(113,639)	$(87,539)

See accompanying notes to consolidated financial statements.

DIMUS PARTNERS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED APRIL 30, 2011 AND 2010 AND PERIOD
FROM MAY 24, 2007 (INCEPTION) THROUGH APRIL 30, 2011

			Inception
	Years Ended		Through
	April 30,		April 30,
	2011	2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(38,089)	$(29,246)	$(113,639)
Adjustment to reconcile net loss to net
cash used in operating activities
Depreciation	2,210	2,210	6,363
Common shares issued for services	-	-	1,100
Changes in:
Accounts payable and accrued expenses	18,018	4,381	38,985
NET CASH USED IN OPERATING ACTIVITIES	(17,861)	(22,655)	(67,191)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	-	-	(6,631)
NET CASH USED IN INVESTING ACTIVITIES	-	-	(6,631)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common shares issued for cash	-	11,250	25,000
Proceeds from line of credit – related party	4,000	-	4,000
Advances from related parties	11,750	130	45,254
NET CASH PROVIDED BY FINANCING ACTIVITIES	15,750	11,380	74,254

NET INCREASE (DECREASE) IN CASH	(2,111)	(11,275)	432
Cash, beginning of period	2,543	13,818	-
Cash, end of period	$432	$2,543	$432

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$137	$12	$297
Income taxes paid	$-	$-	$-

See accompanying notes to consolidated financial statements.

DIMUS PARTNERS, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2011

NOTE 1 – ORGANIZATION AND BUSINESS

Dimus Partners, Inc (the “Company” or the “Nevada Corporation” or “Dimus”) is a development-stage company.  The Company was incorporated under the laws of the State of Nevada on May 24, 2007. Prior to incorporation on April 30, 2008, Dimus Partners, LLC was a Texas limited liability company effective May 24, 2007.  Dimus Partners, LLC ( “DPLLC” or the “Texas Company”) and the Nevada Corporation entered into a Certificate of Exchange whereby the Nevada Corporation acquired 100% of the issued and outstanding membership interest of the Texas Company, in exchange for two million (2,000,000) common shares of the Nevada Company.

The Company was formed for the purpose of development custom software for the home building industry. Since then, the Company has decided to offer consulting services to small and mid-sized privately-owned companies.

The Company’s fiscal year ends April 30.

For the year ended April 30, 2011, the Company incurred losses totaling $38,089, had a working capital deficit of $87,807.  Because of these recurring losses, the Company will require additional working capital to develop and/or renew its business operations.

The Company intends to raise additional working capital either through private placements, public offerings and/or bank financing.

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

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES

Consolidated Financial Statements

The accompanying consolidated financial statements included all the accounts of Dimus Partners, Inc. and its wholly-owned subsidiaries Dimus Partners, LLC. All intercompany amounts have been eliminated.

Development Stage Policy

We are a development stage company as defined under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915 Development Stage Entities.  Our management has limited experience in the consulting business.  We have earned no revenues since our formation, have no current clients and have an accumulated deficit during the development stage of $113,639 as of April 30, 2011. We are currently being  funded by existing shareholders and anticipate being able to continue our business  operations  for  approximately the next six to eight months due to our low  overhead  and  the  limited expenses that we have. If we do not have enough money to pay our outstanding liabilities as they become due and/or if we fail to generate any revenues in the future, we will be forced to curtail or abandon our business plan and any investment in us may be lost.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet.  Actual results could differ from those estimates.

Fair Value of Financial Instruments

The Company's financial instruments consist of cash, accounts payable and accrued expenses, advances from related parties, and the line of credit with a related party. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. Because of the short maturity of such assets and liabilities the fair value of these financial instruments approximate their carrying values, unless otherwise noted.

Basic Loss Per Share

Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation, and depreciation and amortization are computed over the useful life of the asset  on a straight-line basis  Maintenance and repairs are charged to operations as incurred; major renewals and betterments are capitalized.  When items of property and equipment are sold or retired, the related costs and accumulated depreciation are removed from the accounts and gain or loss is included in the results of operations.  The estimated useful lives of the computer equipment is three years.

Impairment of Long-Lived Assets

Long-lived assets held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in the normal course of business.  When required, impairment losses on assets to be held and used are recognized based on the excess of the asset’s carrying amount and fair value of the asset.  Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

Income Taxes

The Company has adopted FASB ASC 740 Income Taxes. This standard requires the use of an asset and liability approach for financial accounting, and reporting on income taxes. If it is more likely then not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

The asset and liability approach is used to account for income taxes by recognizing deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities.  The Company records a valuation allowance to reduce any deferred tax assets to the amount that is more likely than not to be realized.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Recent Accounting Pronouncements

Management does not anticipate that the recently issued but not yet effective accounting pronouncements will materially impact the Company’s financial condition.

NOTE 3– RELATED PARTY TRANSACTIONS

The Company has periodically received cash advances from the Company’s directors.  As of April 30, 2011 and 2010, $45,254 and $33,504 was outstanding, respectively. The advances are non-interest bearing, unsecured and are due upon demand.

On November 2, 2010, the Company entered into a line of credit with the Company’s president, James Patton.  The line of credit is for $50,000 dollars with an interest rate of 10% with an expiration date of December 31, 2011. As of April 30, 2011, the outstanding principal balance on the line of credit was $4,000. The Company must make monthly payments of principal and interest on the first day of each month after January 31, 2011 until maturity, at which time all unpaid principal and interest is due. The Company has made no payments to date. This default is not expected to affect the availability of the line of credit. The line of credit is secured by a security agreement entered into by the Company in favor of Mr. Patton, which provides for Mr. Patton to have a security interest over substantially all of the Company’s assets and accounts.

NOTE 4 - CAPITAL STOCK

The Company’s authorized capital stock consists of 100,000,000 shares of common stock, with a par value of $.001 per share and 10,000,000 shares of preferred stock with a par value of $.001 per share.

On October 14, 2008, the Company authorized a 2:1 forward split of common stock shares.  This has been presented retroactively in these financial statements.

On April 29, 2008, the Company entered into an Exchange Agreement with DPLLC, whereby the members of DPLLC exchanged 100% of the outstanding membership interests of DPLLC for 2,000,000 shares (post-split) of common stock of the Company.  Upon completion of the Exchange Agreement, DPLLC became a wholly owned subsidiary of the Company. This share exchange transaction constituted a reverse merger and a recapitalization of the Company.  In conjunction with this reverse merger, the historical accounts of DPLLC become the historical accounts of the Company for accounting purposes.

In October 2008, the Company issued 200,000 shares (post-split) of its common stock at par value to its legal counsel for services rendered.

During the year ended April 30, 2009, the Company issued 91,656 shares of common stock to investors in a private placement at $.15 per share, for cash proceeds of $13,750.

The Company also issued 29,999 shares of common stock for subscription receivables of $4,500 during 2009. The Company collected the $4,500 subscription receivable in 2010.

During the year ended April 30, 2010, the Company issued 44,994 shares of common stock were issued to investors at $.15 per share, for cash proceeds of $6,750.

NOTE 5 – INCOME TAXES

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. The provision for income taxes differs from the result which would be obtained by applying the statutory income tax rate of 34% to income before income taxes.

At April 30, 2011 and 2010, deferred tax assets consisted of the following:

	2011	2010
Deferred tax assets
Net operating losses	$38,600	25,700
Less: valuation allowance	(38,600)	(25,700)

Net deferred tax asset	$-	-

The deferred tax asset valuation allowance increased by $12,900 during 2011.  At April 30, 2011, the Company had an unused net operating loss carry-forward approximating $114,000 that is available to offset future taxable income; the loss carry-forward will start to expire in 2028.

During the years ended April 30, 2011 and 2010, the effective tax rate of the Company is reconciled to the statutory rate, as follows:

	2011		2010

Statutory rate	34%		34%
Change in valuation allowance	(34%	)	(34%	)

Effective tax rate	-		-

NOTE 6 – COMMITMENTS

The Company entered into a preliminary agreement with Jimmy Jacobs Custom Homes (the “Customer”) on May 28, 2008.  Under this preliminary agreement the Company is entering into a contractual agreement to provide certain business process expertise and time of its managerial leadership team for development of financial software applications.  Dimus Partners, Inc. agrees to work in line with certain managerial leaders within the Customer for the purpose of building the Dimus Trace Application Suite – Home Builder Edition (“DTAS-HBE”).  Dimus will provide the resulting software application free of charge with a twelve month free service agreement to the Customer.  In addition, the Customer will be given the option grant providing them with the right to buy a twenty percent (20%) stat in the marking of the resulting product.  The option price will be set a twenty percent (20%) of associated business costs expected to bring the software to market.  Thus, the option results in twenty percent (20%) of all related profits (revenues less any costs due to COGS, operations, marketing, sales, or associates business costs of product).  The option grant is limited to the sales for the profit of the DTAS-HBE product, and the option grant will be open for a period of ninety (90) days after final delivery of product or last module to the Customer.  This commitment is currently still ongoing with limited activity to date.

The Company has a verbal agreement with a consultant whereby the Company has agreed to pay the consultant 25% of its future profits which are generated by the consultant pursuant to the consultant’s involvement in any software application or consulting only service. The consultant is due twenty five percent (25%) of all related profits (revenues less any costs due to cost of goods sold, operations, marketing, sales, or associated business costs of product) for work contributed to any product or service.

NOTE 7 – SUBSEQUENT EVENTS

Subsequent to April 30, 2011, there has been $24,095 drawn on the line of credit. The line of credit has an available balance of $21,905.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a)
Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)
This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

(c)
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the name, age and position of our Directors and executive officers. There are no other persons who can be classified as a promoter or controlling person of us, other than as provided below. Our executive officers and Directors currently serving are as follows:

NAME	AGE	POSITION

James Patton	40	Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, and Director

Nathan Pettus	39	Director

Set forth below is a brief description of the background and business experience of our executive officers and Director.

James Patton

James Patton has been the Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director of the Company since its inception in April 2008 and the Managing Partner of our wholly-owned subsidiary and predecessor, Dimus Partners, LLC since May 2007.  In addition to his employment with the Company, Mr. Patton is currently the Chief Operating Officer of The Boon Group, Inc. (the “Boon Group”), where he worked in various managerial and sales positions since February 1999.  Mr. Patton’s current responsibilities at the Boon Group include managing and providing assistance and support to the sales personnel at six regional sales offices.  Prior to this, Mr. Patton served as President at Goldfinger Cleaners from February 1996 to November 1998.  Additionally, from April 1992 to January 1996, he was a professional football player with the Buffalo Bills. Mr. Patton earned his Bachelors degree in Business Administration from the University of Texas at Austin in 2001. He also has a Masters of Business of Administration (MBA) from the McCombs School of Business at the University of Texas at Austin which he received in 2007.

Qualifications:

Mr. Patton has a Bachelor’s and Master’s degree in Business Administration.  Mr. Patton began his professional career as an entrepreneur in 1996 owning and operating two small businesses employing sixty people.   Beginning in 1999, Mr. Patton joined The Boon Group, as a Regional Sales Manager in New Jersey.  As Mr. Patton became more involved with the Boon Group, his responsibilities grew to where he was responsible for managing strategic initiatives, profit and loss for the company, portfolio management, risk management, sales and marketing.  The Company believes that Mr. Patton’s background, along with his entrepreneurial pursuits can be leveraged by the Company in the areas of financial management, sales and marketing.

Nathan Pettus

Mr. Pettus has been a Director and employee of the Company since its inception in April 2008.  In addition to his employment with the Company, Mr. Pettus currently works in the Global Sales division of Emerson Electric Co. (“Emerson”), which position he has held since August 2007.  Mr. Pettus has worked for Emerson since August 1998 in various capacities including Technology Manager and Software Developer.  Mr. Pettus was also a senior consultant for Trilogy, Inc. from October 2000 through July 2001.  From August 1995 to August 1998, Mr. Pettus worked as a Control Engineer at Honeywell, Inc. and participated in the company’s Future Leaders Professional Excellence Program entailing assignments in the product development, research and development and marketing departments.  Prior to this, he served as a Graduate Research Assistant for the University of Texas at Austin from August 1993 to August 1998.

Mr. Pettus has a Bachelors degree in Mechanical Engineering from Tennessee Technological University where he graduated summa cum laude in 1993.  He received a Masters degree in engineering from the University of Texas at Austin in 1995, and a Masters in Business Administration (MBA) from the University of Texas’ McCombs School of Business in 2005.

Qualifications:

Mr. Pettus has a Bachelor’s degree in Mechanical Engineering, a Master’s Degree in engineering and a Master’s Degree in Business Administration.  Mr. Pettus has worked in the consulting industry with a concentration on software management and system controls for over ten years.  More recently, Mr. Pettus was responsible for all facets of the global Lifecycle Care business including sales, portfolio management, new product/service deployment, customer loyalty programs and service agreements at Emerson Process Management.  Emerson Process Management is a multi-billion dollar business in the Fortune 500.  The Company believes that Mr. Pettus brings a vast array of experience and knowledge to the Company, including a unique perspective of organizational effectiveness due to his years of consulting and practical application of engineering experience coupled with his talents for marketing and sales.

---------------------------------------

Our Directors and any additional Directors we may appoint in the future are elected annually and will hold office until our next annual meeting of the shareholders and until their successors are elected and qualified. Officers will hold their positions at the pleasure of the Board of Directors, absent any employment agreement. Our officers and Directors may receive compensation as determined by us from time to time by vote of the Board of Directors. Such compensation might be in the form of stock options. Directors may be reimbursed by the Company for expenses incurred in attending meetings of the Board of Directors. Vacancies in the Board are filled by majority vote of the remaining Directors.

Promoters:

James Pacey is considered a Promoter of the Company.    Mr. Pacey has served as the Executive Director and Vice President of Development of the YMCA of Austin since May 1997.  From September 1993 to May 1997, Mr. Pacey served as the Branch Director of the YMCA of Greater Seattle.  From July 1989 to June 1993, Mr. Pacey served as the Associate Executive Director of the YMCA of Greater St. Louis.  From April 1986 to July 1989, Mr. Pacey served as the Community Program Director for the YMCA of Austin.  From September 1979 to April 1986, Mr. Pacey served as the Program Director for the YMCA of Greater Houston. Mr. Pacey obtained his Bachelors Degree from the University of Wisconsin in Physical Education in 1979.

Director Independence

The Company’s Directors are not independent as the Company is not required to maintain independent Directors at this time.  Furthermore, the Over-The-Counter Bulletin Board, where the Company hopes to quote its common stock does not require that quoted companies maintain independent Directors.  The Company will seek to appoint independent Directors, if and when it is required to do so.

Family Relationships

There are no family relationships among our Directors.

Involvement in Certain Legal Proceedings

None of our Directors have been involved in any of the following events during the past ten years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses’);

3.
being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.
being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Audit Committee and Financial Expert, Nominating and Compensation Committee

The Company is not required to have an Audit Committee and as such, does not have one.  The Company is not required to have a Nominating Committee or Compensation Committee and as such, does not have a Nominating Committee or Compensation Committee.  The functions typically handled by an Audit Committee, Nominating Committee and Compensation Committee are handled by the Company’s full Board of Directors.

Code of Ethics

We have not adopted a formal Code of Ethics. The Board of Directors evaluated the business of the Company and the number of employees and determined that since the business is operated by only two persons James Patton and Nathan Pettus, general rules of fiduciary duty and federal and state criminal, business conduct and securities laws are adequate ethical guidelines.   In the event our operations, employees and/or Directors expand in the future, we may take actions to adopt a formal Code of Ethics.

Risk Oversight

Effective risk oversight is an important priority of the Board of Directors. Because risks are considered in virtually every business decision, the Board of Directors discusses risk throughout the year generally or in connection with specific proposed actions. The Board of Directors’ approach to risk oversight includes understanding the critical risks in the Company’s business and strategy, evaluating the Company’s risk management processes, allocating responsibilities for risk oversight among the full Board of Directors, and fostering an appropriate culture of integrity and compliance with legal responsibilities.

CORPORATE GOVERNANCE

The Company promotes accountability for adherence to honest and ethical conduct; endeavors to provide full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with the Securities and Exchange Commission (the “SEC”) and in other public communications made by the Company; and strives to be compliant with applicable governmental laws, rules and regulations. The Company has not formally adopted a written code of business conduct and ethics that governs the Company’s employees, officer(s) and Directors as the Company is not required to do so.

As described above, in lieu of an Audit Committee, the Company’s Board of Directors is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results and effectiveness of the annual audit of the Company's financial statements and other services provided by the Company’s independent public accountants. The Company’s Chief Executive Officer and Chief Financial Officer reviews the Company's internal accounting controls, practices and policies.

Item 11. Executive Compensation

Summary Compensation Table:

Name and principal position (a)	Year ended April 30 (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earning ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
James Patton CEO, President, Secretary, Treasurer and Director	2011	-	-	-	-	-	-	-	$-
	2010	-	-	-	-	-	-	-	$-

Nathan Pettus Director	2011	-	-	-	-	-	-	-	$-
	2011	-	-	-	-	-	-	-	$-

The table above does not include perquisites and other personal benefits in amounts less than 10% of the total annual salary and other compensation.  The above table includes all compensation paid to our sole officer, Mr. Patton and our Director, Mr. Pettus.

Neither Mr. Patton nor Mr. Pettus receives or accrues a salary from us.  It is anticipated that they will not receive salaries until we obtain sufficient revenues, if ever, to support our operations.

Summary of Compensation

Dimus Partners, Inc. was incorporated on April 18, 2008 and has paid no compensation to any executives or Directors to date.  Dimus Partners, LLC, the Company’s wholly-owned subsidiary, which was incorporated on May 24, 2007, has also paid no compensation to any executives to date.

Stock Option Grants

We have not granted any stock options to our executive officers since our incorporation.

Employment Agreements

We do not have an employment or consultant agreement with James Patton, our Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director, or with Nathan Pettus, our Director.

Compensation Discussion and Analysis

Director Compensation

Our Board of Directors does not currently receive any consideration for their services as members of the Board of Directors.  The Board of Directors reserves the right in the future to award the members of the Board of Directors cash or stock based consideration for their services to the Company, which awards, if granted shall be in the sole determination of the Board of Directors.

Executive Compensation Philosophy

Our Board of Directors determines the compensation given to our executive officers in their sole determination.  As our executive officers currently draw no compensation from us, we do not currently have any executive compensation program in place.  Our Board of Directors also reserves the right to pay our executives a salary, and/or issue them shares of common stock issued in consideration for services rendered and/or to award incentive bonuses which are linked to our performance, as well as to the individual executive officer’s performance.  This package may also include long-term stock based compensation to certain executives which is intended to align the performance of our executives with our long-term business strategies.  Additionally, while our Board of Directors has not granted any performance base stock options to date, the Board of Directors reserves the right to grant such options in the future, if the Board in its sole determination believes such grants would be in the best interests of the Company.

Incentive Bonus

The Board of Directors may grant incentive bonuses to our executive officers in its sole discretion, if the Board of Directors believes such bonuses are in the Company’s best interest, after analyzing our current business objectives and growth, if any, and the amount of revenue we are able to generate each month, which revenue is a direct result of the actions and ability of such executives.

Long-term, Stock Based Compensation

In order to attract, retain and motivate executive talent necessary to support the Company’s long-term business strategy we may award certain executives with long-term, stock-based compensation in the future, in the sole discretion of our Board of Directors, which we do not currently have any immediate plans to award.

Item 12. Security Ownership of Certain Beneficial Owners and Management and related Stockholder Matters

The following table presents certain information regarding the beneficial ownership of all shares of common stock as of September 19, 2011 by (i) each person who owns beneficially more than five percent (5%) of the outstanding shares of common stock based on 4,366,649 shares outstanding as of September 19, 2011, (ii) each of our Directors, (iii) each named executive officer and (iv) all Directors and officers as a group. Except as otherwise indicated, all shares are owned directly.

Name and Address of Beneficial Owner	Shares Beneficially Owned	Percentage Beneficially Owned
James Patton CEO, CFO, President, Secretary, Treasurer, and Director 1403 West Sixth Street Austin, Texas 78703	1,000,000	22.9%
Nathan Pettus Director 1403 West Sixth Street Austin, Texas 78703	1,000,000	22.9%
James Pacey (Promoter) 7610 Tisdale Drive Austin, Texas 78757	2,000,000	45.8%
All Officers and Directors as a Group (2 individuals)	2,000,000	45.8%

The number of shares of common stock owned are those "beneficially owned" as determined in accordance with Rule 13d-3 of the Exchange Act of 1934, as amended, including any shares of common stock as to which a person has sole or shared voting or investment power and any shares of common stock which the person has the right to acquire within sixty (60) days through the exercise of any option, warrant or right.

Item 13. Certain relationships and related Transactions, and Director Independence

In April 2008, the Company issued 2,000,000 post Forward Split shares of its common stock to James Pacey in consideration for business development and advisory consulting services rendered in connection with the founding and organization of the Company, which shares were valued at $1,000 or the par value of the Company’s common stock $0.001 per share. Mr. Pacey was pivotal in the initial formation and direction of the Company and the Company believes that his marketing skills, budgetary knowledge and business relationships are vital to the Company’s future success.

On April 29, 2008, the Company entered into an Exchange Agreement with DPLLC, whereby the then members of DPLLC, Nathan Pettus and James Patton, our current Directors, exchanged 100% of the outstanding membership interests of DPLLC for 2,000,000 post Forward Split shares, 1,000,000 shares each to Mr. Pettus and Mr. Patton, of the common stock of the Company, which shares were valued at $1,000.  Upon completion of the Exchange Agreement, DPLLC became a wholly-owned subsidiary of the Company.

Effective October 2008, in connection with the Company’s entry into an Engagement Agreement with The Loev Law Firm, PC, the Company’s attorney, the Company agreed to issue David M. Loev 200,000 post Forward Split shares of the Company’s common stock, which shares were valued at $100 or the par value of the Company’s common stock $0.001 per share.

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

The Company has periodically received cash advances from the Company’s Directors, James Patton and Nathan Pettus.  As of April 30, 2011, $45,254 of advances from related party, which included amounts advanced by James Patton, our Chief Executive Officer and Director and advanced by Nathan Pettus, our Director, which amounts are payable on demand. To date, there has been $28,095 drawn on the Line of Credit.

Review, Approval and Ratification of Related Party Transactions

Given our small size and limited financial resources, we have not adopted formal policies and procedures for the review, approval or ratification of transactions, such as those described above, with our executive officers, Directors and significant stockholders.  However, all of the transactions described above were approved and ratified by Directors.  In connection with the approval of the transactions described above, our Directors, took into account several factors, including their fiduciary duties to the Company; the relationships of the related parties described above to the Company; the material facts underlying each transaction; the anticipated benefits to the Company and related costs associated with such benefits; whether comparable products or services were available; and the terms the Company could receive from an unrelated third party.

We intend to establish formal policies and procedures in the future, once we have sufficient resources and have appointed additional Directors, so that such transactions will be subject to the review, approval or ratification of our Board of Directors, or an appropriate committee thereof.   On a moving forward basis, our Directors will continue to approve any related party transaction based on the criteria set forth above.

Item 14. Principal Accounting Fees and Services

The Company appointed LBB & Associates Ltd., LLP as its independent auditors to audit the consolidated financial statements of the Company for the fiscal years ended April 30, 2010 and April 30, 2011.

Following is a summary of the fees expensed relating to professional services rendered by the principal accountants during the fiscal years ended April 30, 2010 and April 30, 2011:

Fee Category	2011 Fees	2010 Fees

Audit Related Fees	$17,845	$13,735
All Other Fees	$-	$-

Total Fees	$17,845	$13,735

Part IV

Item 15. Exhibits, Financial Statement Schedules

Exhibit Number	Description of Exhibit

Exhibit 3.1(1)	Articles of Incorporation

Exhibit 3.2(1)	Amended and Restated Bylaws

Exhibit 10.1(1)	Letter of Intent Jimmy Jacobs Custom Homes

Exhibit 10.2(2)	Revolving Line of Credit ($50,000) and Related Documents

Exhibit 31*	Certificate of the Chief Executive Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32*	Certificate of the Chief Executive Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

DIMUS PARTNERS, INC.

Date: October 4, 2011	By: /s/ James Patton James Patton Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer), President, Treasurer and Director

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	By: /s/ James Patton	By:	/s/ Nathan Pettus
	James Patton Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer), President, Treasurer and Director		Nathan Pettus Director

	Date: October 4, 2011		Date: October 4, 2011