Form 10-Q
period 2011-07-31
Dimus Partners Inc.
filed 2011-10-31
CIK 1479382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2011

OR

 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _____________ TO _____________

Commission File Number 333-164749

———————
DIMUS PARTNERS, INC.
(Exact name of registrant as specified in its charter)
———————

NEVADA	27-1179591
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1403 WEST SIXTH STREET AUSTIN, TEXAS	78703
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (888) 413-4687

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes  [X]    No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes [X]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes  [X]    No [ ]

State the number of shares of the issuer’s common stock outstanding, as of the latest practicable date:
4,366,649 shares of common stock issued and outstanding as of October 24, 2011.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

DIMUS PARTNERS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
	July 31,	April 30,
	2011	2011
ASSETS	(Unaudited)
Current assets
Cash	$881	$432

Total current assets	881	432

Property and equipment, net	-	268

Total assets	$881	$700
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$36,726	$38,985
Advances from related parties	45,254	45,254
Line of credit - related party	29,095	4,000

Total current liabilities	111,075	88,239

Total liabilities	111,075	88,239

STOCKHOLDERS' DEFICIT
Preferred stock, $.001 par value, 10,000,000 shares authorized,
0 shares issued and outstanding	-	-
Common stock, $.001 par value, 100,000,000 shares authorized, 4,366,649 shares issued and outstanding at
July 31, 2011 and April 30, 2011 respectively	4,367	4,367
Additional paid in capital	21,733	21,733
Deficit accumulated during the development stage	(136,294)	(113,639)
Total stockholder's deficit	(110,194)	(87,539)

Total liabilities and stockholder's deficit	$881	$700

See accompanying notes to consolidated financial statements.

DIMUS PARTNERS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THREE MONTHS ENDED JULY 31, 2011 AND 2010 AND PERIOD
FROM MAY 24, 2007 (INCEPTION) THROUGH JULY 31, 2011
(Unaudited)
			Inception
	Three Months Ended		Through
	July 31,		July 31,
	2011	2010	2011

Operating expenses
General and administrative	$22,120	$4,735	$128,578
Depreciation	268	552	6,631

Loss from operations	(22,388)	(5,287)	(135,209)

Interest expenses	(267)	(21)	(1,085)

Net loss	$(22,655)	$(5,308)	$(136,294)

Net loss per share:
Basic and diluted	$(0.01)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	4,366,649	4,366,649

See accompanying notes to consolidated financial statements.

DIMUS PARTNERS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THREE MONTHS ENDED JULY 31, 2011 AND 2010 AND PERIOD
FROM MAY 24, 2007 (INCEPTION) THROUGH JULY 31, 2011
(Unaudited)
			Inception
	Three Months Ended		Through
	July 31,		July 31,
	2011	2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES	$(22,655)	$(5,308)	$(136,294)
Net loss
Adjustment to reconcile net loss to net
cash used in operating activities
Depreciation	268	552	6,631
Common shares issued for services	-	-	1,100
Changes in:
Accounts payable and accrued expenses	(2,259)	2,524	36,726
NET CASH USED IN OPERATING ACTIVITIES	(24,646)	(2,232)	(91,837)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	-	(6,631)
NET CASH USED IN INVESTING ACTIVITIES	-	-	(6,631)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common shares issued for cash	-	-	25,000
Advances from related parties	-	-	45,254
Proceeds from line of credit - related party	25,095	-	29,095
NET CASH PROVIDED BY FINANCING ACTIVITIES	25,095	-	99,349

NET INCREASE(DECREASE) IN CASH	449	(2,232)	881
Cash, beginning of period	432	2,543	-
Cash, end of period	$881	$311	$881

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$16	$21	$313
Income taxes paid	$-	$-	$-

See accompanying notes to consolidated financial statements.

DIMUS PARTNERS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2011
(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Dimus Partners, Inc. (“Dimus” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, we have condensed or omitted certain information and footnote disclosures that are included in our annual financial statements as included in the Company’s 2011 Annual Report on Form 10-K, as filed with the SEC on October 4, 2011. These statements should be read in conjunction with the April 30, 2011 audited financial statements and notes thereto.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

NOTE 2 – RELATED PARTY TRANSACTIONS

The Company has periodically received cash advances from the Company’s directors.  As of July 31, 2011, $45,254 was outstanding.  The advances are non-interest bearing, unsecured and are due upon demand.

On November 2, 2010 the Company entered into a line of credit with the Company’s president, James Patton.  The line of credit is for $50,000 with an interest rate of 10% and an expiration date of December 31, 2011. As of July 31, 2011, the outstanding principal balance on the line of credit is $29,095.  The Company must make monthly payments of principal and interest on the first day of each month after January 31, 2011, until maturity on December 31, 2011, at which time all unpaid principal and interest is due.  To date the Company has made no interest or principal payments. This default may, but is not expected to, affect the availability of the line of credit. The line of credit is secured by a security agreement entered into by the Company in favor of Mr. Patton, which provides for Mr. Patton to have a security interest over substantially all of the Company’s assets and accounts.

NOTE 3 – GOING CONCERN

There are no assurances that the Company will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, public offerings and/or bank financing necessary to support the Company’s working capital requirements.  To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient to support the Company’s working capital requirements, the Company will have to raise additional working capital from additional financing.  No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company.  If adequate working capital is not available, the Company may not be able to continue its operations.

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

NOTE 5 – SUBSEQUENT EVENTS

Subsequent to July 31, 2011, there has been $5,000 drawn on the line of credit. The line of credit has an available balance of $15,905 after this draw.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We caution you that this report contains forward-looking statements regarding, among other things, financial, business, and operational matters.

All statements that are included in this Quarterly Report, other than statements of historical fact, are forward-looking statements. Forward-looking statements involve known and unknown risks, assumptions, uncertainties, and other factors. Statements made in the future tense, and statements using words such as “may,” “can,” “could,” “should,” “predict,” “aim’” “potential,” “continue,” “opportunity,” “intend,” “goal,” “estimate,” “expect,” “expectations,” “project,” “projections,” “plans,” “anticipates,” “believe,” “think,” “confident” “scheduled” or similar expressions are intended to identify forward-looking statements. Forward-looking statements are not a guarantee of performance and are subject to a number of risks and uncertainties, many of which are difficult to predict and are beyond our control. These risks and uncertainties could cause actual results to differ materially from those expressed in or implied by the forward-looking statements, and therefore should be carefully considered. We caution you not to place undo reliance on the forward-looking statements, which speak only as of the date of this report. We disclaim any obligation to update any of these forward-looking statements as a result of new information, future events, or otherwise, except as expressly required by law. References in this Form 10-Q, unless another date is stated, are to July 31, 2011. As used herein, the “Company,” “Dimus,” “Dimus Partners,” “we,” “us,” “our” and words of similar meaning refer to Dimus Partners, Inc.

Overview

Dimus Partners, Inc. was incorporated in the state of Nevada on April 18, 2008.  The Company’s wholly-owned subsidiary, Dimus Partners, LLC (“DPLLC”), was incorporated as a Texas limited liability company on May 24, 2007.  On April 29, 2008, the Company entered into an Exchange Agreement with DPLLC, whereby the then members of DPLLC, Nathan Pettus and James Patton, our current Directors, exchanged 100% of the outstanding membership interests of DPLLC for 2,000,000 post Forward Split shares of the common stock of the Company.  Upon completion of the Exchange Agreement, DPLLC became a wholly-owned subsidiary of the Company. The only parties to the Exchange Agreement were us, DPLLC and our officers and Directors, Nathan Pettus and James Patton.  No other consideration was provided for in connection with the Exchange Agreement other than stock as provided above.  The transaction was undertaken to simplify the process of moving the operations of DPLLC which had been operational on a limited basis since April 2008 to a corporate structure to allow us to raise capital through the sale of common stock and undertake a going public transaction similar to our undertaking through our previously filed Form S-1 Registration Statement.  All of the assets, operations and liabilities of DPLLC were assumed by us in connection with the Exchange Agreement, whereby DPLLC became our wholly-owned subsidiary.  Prior to the date of the Exchange Agreement, the main activities undertaken by DPLLC were in connection with formalizing the business plan, corporate strategy and methodologies that DPLLC (and later the Company) would take (e.g., operating on a success based fee model rather than with hourly rates, as described in greater detail below); creating a corporate website; and conducting limited market studies. DPLLC did not generate any revenues prior to the Exchange Agreement.

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

Funding Events:

On November 2, 2010, we entered into a Revolving Line of Credit Agreement with our President and Director, James Patton (the “Line of Credit”).  Pursuant to the Line of Credit, Mr. Patton agreed to loan us up to $50,000 as requested by the Company from time to time (on a revolving basis)(each an “Advance”) until December 31, 2011, pursuant to the terms of the Line of Credit.  Any amounts borrowed under the Line of Credit will be evidenced by a separate promissory note (each a “Note”) and bear interest at the rate of 10% per annum, provided that if an event of default occurs (as provided in the Line of Credit or the Note), such outstanding amount bears interest at the rate of 15% per annum until paid in full.  Interest payments are due on a monthly basis, for all Advances, beginning on January 31, 2011; provided that no payments have been made to date, and provided further that no default has been declared by Mr. Patton in connection with our failure to pay interest on the Advances to date.  The maturity date of each Note will be December 31, 2011, unless otherwise agreed by the parties.  All Advances are secured by a Security Agreement entered into by the Company in favor of Mr. Patton, which provides for Mr. Patton to have a security interest over substantially all of the Company’s assets and accounts. The Company had borrowed $29,095 under the Line of Credit as of July 31, 2011 and an additional $5,000 under the Line of Credit subsequent to July 31, 2011, leaving a total available balance as of the date of this Report of $15,905.

The Company has periodically received cash advances from the Company’s Directors, James Patton and Nathan Pettus.  As of July 31, 2011,$45,254 of advances from related party, which included amounts advanced by James Patton, our Chief Executive Officer and Director and advanced by Nathan Pettus, our Director, which amounts are payable on demand.

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

The Company plans to begin marketing the Company’s services to home construction builders (which is only one segment of customers the Company is planning to focus on) by February 2012.  The Company anticipates that such marketing efforts will cost approximately $10,000, which the Company anticipates paying from proceeds borrowed under the Line of Credit, assuming funds are available, or through the sale of debt or equity securities.

 As described above, by July 2012, the Company hopes to have implemented three of the five Modules related to the Project as described above, and to have entered into additional agreements with other construction home builders.  The Company anticipates such activities will cost approximately $15,000, which the Company anticipates paying from proceeds borrowed under the Line of Credit, assuming funds are available, or through the sale of debt or equity securities.   In the event sufficient funds are not available under the Line of Credit to complete the first three Modules, the Company will postpone such completion until such time as it is able to raise additional funding and/or may seek out traditional bank funding.

As described above, by September 2012, the Company hopes to have completed the final two Modules of the Project, which the Company anticipates will cost an additional approximately $15,000, which the Company anticipates paying from proceeds borrowed under the Line of Credit, assuming funds are available, or through the sale of debt or equity securities. In the event sufficient funds are not available under the Line of Credit to complete the final Modules, the Company will postpone such completion until such time as it is able to raise additional funding and/or may seek out traditional bank funding.

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

COMPARISON OF OPERATING RESULTS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 31, 2011, COMPARED TO THE THREE MONTHS ENDED JULY 31, 2010

The Company is in the development stage, did not generate any revenues for the three months ended July 31, 2011 or 2010, and has not generated any revenues to date.

We had operating expenses of $22,388, consisting of general and administrative expenses of $22,120 and depreciation expense of $268 for the three months ended July 31, 2011, compared to operating expenses of $5,287 consisting of general and administrative expenses of $4,735 and depreciation expense of $552 for the three months ended July 31, 2010, an increase in operating expenses of $17,101 from the prior period.  General and administrative expenses increased due to the fact that the Company was a fully reporting company with the Securities and Exchange Commission (“SEC”) during the three months ended July 31, 2011, after having its Registration Statement declared effective by the SEC on March 14, 2011, and in connection with the costs and legal and accounting expenses associated with the preparation of the reports required for the Company to comply with its current periodic reporting requirements, compared to the three months ended July 31, 2010, when the Company was not a reporting company, and as a result, had significantly less legal and accounting expenses.

We had interest expense of $267 for the three months ended July 31, 2011, compared to $21 for the three months ended July 31, 2010. Interest expense represented amounts due on the Company’s American Express Credit Card.

We had a net loss of $22,655 for the three months ended July 31, 2011, compared to a net loss of $5,308 for the three months ended July 31, 2010, an increase in net loss of $17,347 from the prior period.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets of $881 as of July 31, 2011, consisting solely of current assets and representing $881 of cash.

 We had total liabilities, consisting solely of current liabilities of $111,075 as of July 31, 2011, which liabilities included $36,726 of accounts payable and accrued expenses, $45,254 of advances from related party, which included amounts advanced by James Patton, our Chief Executive Officer and Director and advanced by Nathan Pettus, our Director, and $29,095 of amounts due under the Line of Credit (as defined and described below).  The advances are non-interest bearing, unsecured and are due upon demand.

We had a working capital deficit of $110,194 and a deficit accumulated during the development stage of $136,294 as of July 31, 2011.

We had $24,646 of net cash used in operating activities for the three months ended July 31, 2011, which included $22,655 of net loss and $2,259 of accounts payable and accrued expenses offset by $268 of depreciation.

We had $25,095 of net cash provided by financing activities for the three months ended July 31, 2011, which was of the amount borrowed from Mr. Patton under the Line of Credit (as defined and described below).

From July 2008 through July 2009, in connection with a private placement offering, the Company sold an aggregate of 166,649 shares of common stock to 35 investors for aggregate consideration of $25,000.

On November 2, 2010, we entered into a Revolving Line of Credit Agreement with our President and Director, James Patton (the “Line of Credit”).  Pursuant to the Line of Credit, Mr. Patton agreed to loan us up to $50,000 as requested by the Company from time to time (on a revolving basis)(each an “Advance”) until December 31, 2011, pursuant to the terms of the Line of Credit.  Any amounts borrowed under the Line of Credit will be evidenced by a separate promissory note (each a “Note”) and bear interest at the rate of 10% per annum, provided that if an event of default occurs (as provided in the Line of Credit or the Note), such outstanding amount bears interest at the rate of 15% per annum until paid in full.  Interest payments are due on a monthly basis, for all Advances, beginning on January 31, 2011; provided that no payments have been made to date, and provided further that no default has been declared by Mr. Patton in connection with our failure to pay interest on the Advances to date.  The maturity date of each Note will be December 31, 2011, unless otherwise agreed by the parties.  All Advances are secured by a Security Agreement entered into by the Company in favor of Mr. Patton, which provides for Mr. Patton to have a security interest over substantially all of the Company’s assets and accounts.  The Company had borrowed $29,095 under the Line of Credit as of July 31, 2011 and an additional $5,000 under the Line of Credit subsequent to July 31, 2011, leaving a total available balance as of the date of this Report of $15,905.

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

We plan to seek out additional debt and/or equity financing in the future; however, we do not currently have any specific plans to raise such additional financing at this time.  We believe that by becoming a reporting company and becoming subject to the filing requirements of Section 15(d) of the Securities Exchange Act of 1934, as amended, as well as by engaging a market maker to quote our common stock on the OTCBB we will be able to make an investment in the Company more attractive to potential investors, which will help facilitate our ability to raise capital.  However, we also anticipate that becoming a reporting company will cause us to expend additional resources and capital on drafting, preparing and filing periodic and current reports with the Commission, which additional expenses we anticipate totaling approximately $25,000 to $75,000 per year, which we plan to initially pay with proceeds borrowed under the Line of Credit, if available, and through the sale of debt or equity securities subsequent to our Registration Statement being declared effective by the Commission. The sale of additional equity securities, if undertaken by the Company and if accomplished, may result in dilution to our shareholders. We cannot assure you, however, that future financing will be available in amounts or on terms acceptable to us, or at all.

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

We May Not Have Sufficient Available Borrowing Ability Under The Line Of Credit To Support Our Operations. Furthermore, We Currently Owe $34,095 Under The Line Of Credit, The Repayment Of Which Is Secured By A Security Interest In Substantially All Of Our Assets.

On November 2, 2010, we entered into the Line of Credit with our President and Director, James Patton.  Pursuant to the Line of Credit, Mr. Patton agreed to loan us up to $50,000 as requested by the Company from time to time (on a revolving basis) until December 31, 2011.  Any amounts borrowed under the Line of Credit bear interest at the rate of 10% per annum, provided that if an event of default occurs, such outstanding amount bears interest at the rate of 15% per annum until paid in full.  Interest payments are due on a monthly basis, beginning on January 31, 2011; provided that no payments have been made to date, and provided further that no default has been declared by Mr. Patton in connection with our failure to pay interest to date.  The maturity date of the amounts borrowed under the Line of Credit is December 31, 2011, unless otherwise agreed by the parties.  All amounts loaned are secured by a Security Agreement entered into by the Company in favor of Mr. Patton, which provides for Mr. Patton to have a security interest over substantially all of the Company’s assets and accounts.  The Company had borrowed $29,095 under the Line of Credit as of July 31, 2011 and an additional $5,000 under the Line of Credit subsequent to July 31, 2011, leaving a total available balance as of the date of this Report of $15,905.  As such, we may not have sufficient available funding under the Line of Credit to support our operations for the next 12 months.  Furthermore, as the amounts borrowed under the Line of Credit are secured by a security interest covering substantially all of our assets, the occurrence of an event of default under the Line of Credit (including Mr. Patton declaring a default in connection with our failure to pay interest on the amounts borrowed under the Line of Credit) and/or our failure to repay the amounts due under the Line of Credit on the due date thereof, could enable Mr. Patton to enforce his security interest and take control over all of our assets, which could cause us to curtail or cease our business operations and cause the value of our securities, if any, to become worthless.

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

Our Auditor Has Raised Substantial Doubt As To Whether We Can Continue As A Going Concern.

We have generated no revenues since our inception, had a working capital deficit of $110,194 and a deficit accumulated during the development stage of $136,294 as of July 31, 2011, had a net loss of $22,655 for the three months ended July 31, 2011, a net loss of $38,089 for the year ended April 30, 2011and a net loss of $29,246 for the year ended April 30, 2010.  There are no assurances that the Company will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, public offerings and/or bank financing necessary to support the Company’s working capital requirements.  To the extent that the funds available to use under the Line of Credit or generated from any private placements, public offerings and/or bank financing are insufficient to support the Company’s working capital requirements, the Company will have to raise additional working capital from additional financing.  No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company.  If adequate working capital is not available, the Company may not renew or continue its operations. These factors among others indicate that we may be unable to continue as a going concern, particularly in the event that we cannot obtain additional financing and/or attain profitable operations.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty and if we cannot continue as a going concern, your investment could become devalued or even worthless.

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

Investors May Face Significant Restrictions On The Resale Of Our Common Stock Due To Federal Regulations Of Penny Stocks.

Our common stock will be subject to the requirements of Rule 15g-9, promulgated under the Securities Exchange Act as long as the price of our common stock is below $5.00 per share. Under such rule, broker-dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchaser and receive the purchaser's consent prior to the transaction. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990, also requires additional disclosure in connection with any trades involving a stock defined as a penny stock. Generally, the Commission defines a penny stock as any equity security not traded on an exchange or quoted on NASDAQ that has a market price of less than $5.00 per share. The required penny stock disclosures include the delivery, prior to any transaction, of a disclosure schedule explaining the penny stock market and the risks associated with it. Such requirements could severely limit the market liquidity of the securities and the ability of purchasers to sell their securities in the secondary market.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.   (Removed and Reserved)

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

Exhibit 3.1(1)	Articles of Incorporation

Exhibit 3.2(1)	Amended and Restated Bylaws

Exhibit 10.1(1)	Letter of Intent Jimmy Jacobs Custom Homes

Exhibit 10.2(2)	Revolving Line of Credit ($50,000) and Related Documents

Exhibit 31*	Certificate of the Chief Executive Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32*	Certificate of the Chief Executive Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS*(#)	XBRL Instance Document

Exhibit 101.SCH*(#)	XBRL Schema Document

Exhibit 101.CAL*(#)	XBRL Calculation Linkbase Document

Exhibit 101.LAB*(#)	XBRL Label Linkbase Document

Exhibit 101.PRE*(#)	XBRL Presentation Linkbase Document

*   Attached hereto.

(1) Filed as an exhibit to the Company’s Form S-1 Registration Statement filed with the Commission on February 5, 2010, and incorporated herein by reference.

(2) Filed as an exhibit to the Company’s Form S-1/A Registration Statement (Amendment No. 2) filed with the Commission on November 23, 2010, and incorporated herein by reference.

(#) XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

DIMUS PARTNERS, INC.

Date: October 31, 2011	By: /s/ James Patton James Patton Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer), President, Treasurer and Director