Form 10-Q
period 2011-10-31
Dimus Partners Inc.
filed 2011-12-19
CIK 1479382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2011

OR

 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _____________ TO _____________

Commission File Number: 000-54539

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

State the number of shares of the issuer’s common stock outstanding, as of the latest practicable date: 4,366,649 shares of common stock issued and outstanding as of December 13, 2011.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

DIMUS PARTNERS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
	October 31,	April 30,
	2011	2011
ASSETS	(Unaudited)
Current assets
Cash	$2,481	$432

Total current assets	2,481	432

Property and equipment, net	-	268

Total assets	$2,481	$700

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$47,994	$38,985
Advances from related parties	45,254	45,254
Line of credit - related party	34,095	4,000

Total current liabilities	127,343	88,239

Total liabilities	127,343	88,239

STOCKHOLDERS' DEFICIT
Preferred stock, $.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $.001 par value, 100,000,000 shares authorized, 4,366,649 shares issued and outstanding at October 31, 2011 and April 30, 2011, respectively	4,367	4,367
Additional paid in capital	21,733	21,733
Deficit accumulated during the development stage	(150,962)	(113,639)
Total stockholder's deficit	(124,862)	(87,539)

Total liabilities and stockholder's deficit	$2,481	$700

See accompanying notes to consolidated financial statements.

DIMUS PARTNERS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX AND THREE MONTHS ENDED OCTOBER 31, 2011 AND 2010 AND PERIOD
FROM MAY 24, 2007 (INCEPTION) THROUGH OCTOBER 31, 2011
(Unaudited)
					Inception
	Six Month Ended		Three Months Ended		Through
	October 31,		October 31,		October 31,
	2011	2010	2011	2010	2011

Operating expenses
General and administrative	$35,929	$14,564	$13,810	$9,830	$142,388
Depreciation	268	1,105	-	552	6,631

Loss from Operations	(36,197)	(15,669)	(13,810)	(10,382)	(149,019)

Interest expense	(1,126)	(87)	(858)	(66)	(1,943)

Net loss	$(37,323)	$(15,756)	$(14,668)	$(10,448)	$(150,962)

Net loss per share:
Basic and diluted	$(0.01)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	4,366,649	4,366,649	4,366,649	4,366,649

See accompanying notes to consolidated financial statements.

DIMUS PARTNERS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED OCTOBER 31, 2011 AND 2010 AND PERIOD
FROM MAY 24, 2007 (INCEPTION) THROUGH OCTOBER 31, 2011
(Unaudited)
			Inception
	Six Months Ended		Through
	October 31,		October 31,
	2011	2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES	$(37,323)	$(15,756)	$(150,962)
Net loss
Adjustment to reconcile net loss to net
cash used in operating activities
Depreciation	268	1,105	6,631
Common shares issued for services	-	-	1,100
Changes in:
Accounts payable and accrued expenses	9,009	7,199	47,994
NET CASH USED IN OPERATING ACTIVITIES	(28,046)	(7,452)	(95,237)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	-	(6,631)
NET CASH USED IN INVESTING ACTIVITIES	-	-	(6,631)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common shares issued for cash	-	-	25,000
Advances from related parties	-	-	45,254
Proceeds from line of credit - related party	30,095	5,000	34,095
NET CASH PROVIDED BY FINANCING ACTIVITIES	30,095	5,000	104,349

NET INCREASE IN CASH	2,049	(2,452)	2,481
Cash, beginning of period	432	2,543	-
Cash, end of period	$2,481	$91	$2,481

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$155	$87	$452
Income taxes paid	$-	$-	$-

See accompanying notes to consolidated financial statements.

DIMUS PARTNERS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2011
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

NOTE 2 – RELATED PARTY TRANSACTIONS

The Company has periodically received cash advances from the Company’s directors.  As of April 30, 2011 and October 31, 2011, $45,254 was outstanding, respectively.  The advances are non-interest bearing, unsecured and are due upon demand.

On November 2, 2010 the Company entered into a line of credit with the Company’s president, James Patton.  The line of credit is for $50,000 dollars with an interest rate of 10% and an expiration date of December 31, 2011. As of October 31, 2011, the outstanding principal balance on the line of credit is $34,095.  The Company must make monthly payments of principal and interest on the first day of each month after January 31, 2011, until maturity on December 31, 2011, at which time all unpaid principal and interest is due.  To date the Company has made no interest or principal payments. This default may, but is not expected to, affect the availability of the line of credit. The line of credit is secured by a security agreement entered into by the Company in favor of Mr. Patton, which provides for Mr. Patton to have a security interest over substantially all of the Company’s assets and accounts.

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

All statements that are included in this Quarterly Report, other than statements of historical fact, are forward-looking statements. Forward-looking statements involve known and unknown risks, assumptions, uncertainties, and other factors. Statements made in the future tense, and statements using words such as “may,” “can,” “could,” “should,” “predict,” “aim’” “potential,” “continue,” “opportunity,” “intend,” “goal,” “estimate,” “expect,” “expectations,” “project,” “projections,” “plans,” “anticipates,” “believe,” “think,” “confident” “scheduled” or similar expressions are intended to identify forward-looking statements. Forward-looking statements are not a guarantee of performance and are subject to a number of risks and uncertainties, many of which are difficult to predict and are beyond our control. These risks and uncertainties could cause actual results to differ materially from those expressed in or implied by the forward-looking statements, and therefore should be carefully considered. We caution you not to place undo reliance on the forward-looking statements, which speak only as of the date of this report. We disclaim any obligation to update any of these forward-looking statements as a result of new information, future events, or otherwise, except as expressly required by law. References in this Form 10-Q, unless another date is stated, are to October 31, 2011. As used herein, the “Company,” “Dimus,” “Dimus Partners,” “we,” “us,” “our” and words of similar meaning refer to Dimus Partners, Inc.

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

Funding Events:

On November 2, 2010, we entered into a Revolving Line of Credit Agreement with our President and Director, James Patton (the “Line of Credit”).  Pursuant to the Line of Credit, Mr. Patton agreed to loan us up to $50,000 as requested by the Company from time to time (on a revolving basis)(each an “Advance”) until December 31, 2011, pursuant to the terms of the Line of Credit.  Any amounts borrowed under the Line of Credit will be evidenced by a separate promissory note (each a “Note”) and bear interest at the rate of 10% per annum, provided that if an event of default occurs (as provided in the Line of Credit or the Note), such outstanding amount bears interest at the rate of 15% per annum until paid in full.  Interest payments are due on a monthly basis, for all Advances, beginning on January 31, 2011; provided that no payments have been made to date, and provided further that no default has been declared by Mr. Patton in connection with our failure to pay interest on the Advances to date.  The maturity date of each Note will be December 31, 2011, unless otherwise agreed by the parties.  All Advances are secured by a Security Agreement entered into by the Company in favor of Mr. Patton, which provides for Mr. Patton to have a security interest over substantially all of the Company’s assets and accounts. The Company had borrowed $34,095 under the Line of Credit as of October 31, 2011 and as of the filing of this report, leaving a total available balance as of the date of this report of $15,905.

The Company has periodically received cash advances from the Company’s Directors, James Patton and Nathan Pettus.  As of October 31, 2011, $45,254 of advances from related party, which included amounts advanced by James Patton, our Chief Executive Officer and Director and advanced by Nathan Pettus, our Director, which amounts are payable on demand.

Plan of Operations:

Moving forward over the course of the next 24 months, the Company anticipates continuing to work on a software product (the “Project”, also called DTAS-HBE) that was conceived through discussions with the Customer (as defined above).  The solution, without software, would have been too capital intensive for the Customer to implement. The planned Project involves many components of the home construction industry and provides an output of information that is interrelated including: budgeting; scheduling; bidding; and overhead to predict financial outcomes with more certainty, based on hundreds of variables at the start of a job.  The Company anticipates that with its current level of funding (i.e., the proceeds available from the Line of Credit), the initial design will be available in limited form at the end of April 2012.  The Company does not plan on hiring any additional employees or contractors in the near term.  The Company anticipates relying on the Line of Credit (defined above) for the working capital required to complete the initial design of the Project.   By the end of July 2012, the Company hopes to have implemented three of the five Modules needed for completion of the Project (the Scheduling, Budgeting and Bidding Modules, as described in greater detail below).  The Company hopes to have the final two Modules (the Sales and Financial Modules) completed by September 2012, and hopes to be fully operational at the end of 2012.

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

COMPARISON OF OPERATING RESULTS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED OCTOBER 31, 2011, COMPARED TO THE THREE MONTHS ENDED OCTOBER 31, 2010

The Company is in the development stage, did not generate any revenues for the three months ended October 31, 2011 or 2010, and has not generated any revenues to date.

We had operating expenses of $13,810, consisting solely of general and administrative expenses for the three months ended October 31, 2011, compared to operating expenses of $10,382 consisting of general and administrative expenses of $9,830 and depreciation expense of $552 for the three months ended October 31, 2010, an increase in operating expenses of $3,428 from the prior period.  General and administrative expenses increased due to the fact that the Company was a fully reporting company with the Securities and Exchange Commission (“SEC”) during the three months ended October 31, 2011, after having its Registration Statement declared effective by the SEC on March 14, 2011, and in connection with the costs and legal and accounting expenses associated with the preparation of the reports required for the Company to comply with its current periodic reporting requirements, compared to the three months ended October 31, 2010, when the Company was not a reporting company, and as a result, had significantly less legal and accounting expenses.

            We had interest expense of $858 for the three months ended October 31, 2011, compared to $66 for the three months ended October 31, 2010. Interest expense represented amounts due on the Company’s American Express Credit Card.

We had a net loss of $14,668 for the three months ended October 31, 2011, compared to a net loss of $10,448 for the three months ended October 31, 2010, an increase in net loss of $4,220 from the prior period.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED OCTOBER 31, 2011, COMPARED TO THE SIX MONTHS ENDED OCTOBER 31, 2010

The Company is in the development stage, did not generate any revenues for the six months ended October 31, 2011 or 2010, and has not generated any revenues to date.

We had operating expenses of $36,197, consisting of general and administrative expenses of $35,929 and depreciation expense of $268 for the six months ended October 31, 2011, compared to operating expenses of $15,669 consisting of general and administrative expenses of $14,564 and depreciation expense of $1,105 for the six months ended October 31, 2010, an increase in operating expenses of $20,528 from the prior period.  General and administrative expenses increased due to the fact that the Company was a fully reporting company with the Securities and Exchange Commission (“SEC”) during the six months ended October 31, 2011, after having its Registration Statement declared effective by the SEC on March 14, 2011, and in connection with the costs and legal and accounting expenses associated with the preparation of the reports required for the Company to comply with its current periodic reporting requirements, compared to the six months ended October 31, 2010, when the Company was not a reporting company, and as a result, had significantly less legal and accounting expenses.

            We had interest expense of $1,126 for the six months ended October 31, 2011, compared to $87 for the six months ended October 31, 2010. Interest expense represented amounts due on the Company’s American Express Credit Card.

We had a net loss of $37,323 for the six months ended October 31, 2011, compared to a net loss of $15,756 for the six months ended October 31, 2010, an increase in net loss of $21,567 from the prior period.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets of $2,481 as of October 31, 2011, consisting solely of current assets and representing $2,481 of cash.

 We had total liabilities, consisting solely of current liabilities of $127,343 as of October 31, 2011, which liabilities included $47,994 of accounts payable and accrued expenses, $45,254 of advances from related party, which included amounts advanced by James Patton, our Chief Executive Officer and Director and advanced by Nathan Pettus, our Director, and $34,095 of amounts due under the Line of Credit (as defined and described below).  The advances are non-interest bearing, unsecured and are due upon demand.

We had a working capital deficit of $124,862 and a deficit accumulated during the development stage of $150,962 as of October 31, 2011.

We had $28,046 of net cash used in operating activities for the six months ended October 31, 2011, which included $37,323 of net loss offset by $9,009 of accounts payable and accrued expenses and $268 of depreciation.

We had $30,095 of net cash provided by financing activities for the six months ended October 31, 2011, which was due to amounts borrowed from Mr. Patton under the Line of Credit (as defined and described below).

From July 2008 through July 2009, in connection with a private placement offering, the Company sold an aggregate of 166,649 shares of common stock to 35 investors for aggregate consideration of $25,000.

On November 2, 2010, we entered into a Revolving Line of Credit Agreement with our President and Director, James Patton (the “Line of Credit”).  Pursuant to the Line of Credit, Mr. Patton agreed to loan us up to $50,000 as requested by the Company from time to time (on a revolving basis)(each an “Advance”) until December 31, 2011, pursuant to the terms of the Line of Credit.  Any amounts borrowed under the Line of Credit will be evidenced by a separate promissory note (each a “Note”) and bear interest at the rate of 10% per annum, provided that if an event of default occurs (as provided in the Line of Credit or the Note), such outstanding amount bears interest at the rate of 15% per annum until paid in full.  Interest payments are due on a monthly basis, for all Advances, beginning on January 31, 2011; provided that no payments have been made to date, and provided further that no default has been declared by Mr. Patton in connection with our failure to pay interest on the Advances to date.  The maturity date of each Note will be December 31, 2011, unless otherwise agreed by the parties.  All Advances are secured by a Security Agreement entered into by the Company in favor of Mr. Patton, which provides for Mr. Patton to have a security interest over substantially all of the Company’s assets and accounts.  The Company had borrowed $34,095 under the Line of Credit as of October 31, 2011 and as of the date of this report, leaving a total available balance as of the date of this report of $15,905.

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

We plan to seek out additional debt and/or equity financing in the future; however, we do not currently have any specific plans to raise such additional financing at this time.  We believe that by becoming a reporting company and becoming subject to the filing requirements of Section 15(d) of the Securities Exchange Act of 1934, as amended, as well as by having our common stock quoted on the OTCBB, which we accomplished in November 2011, we will be able to make an investment in the Company more attractive to potential investors, which will help facilitate our ability to raise capital.  However, we also anticipate that becoming a reporting company will cause us to expend additional resources and capital on drafting, preparing and filing periodic and current reports with the Commission, which additional expenses we anticipate totaling approximately $25,000 to $75,000 per year, which we plan to initially pay with proceeds borrowed under the Line of Credit, if available, and through the sale of debt or equity securities subsequent to our Registration Statement being declared effective by the Commission. The sale of additional equity securities, if undertaken by the Company and if accomplished, may result in dilution to our shareholders. We cannot assure you, however, that future financing will be available in amounts or on terms acceptable to us, or at all.

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

On November 2, 2010, we entered into the Line of Credit with our President and Director, James Patton.  Pursuant to the Line of Credit, Mr. Patton agreed to loan us up to $50,000 as requested by the Company from time to time (on a revolving basis) until December 31, 2011.  Any amounts borrowed under the Line of Credit bear interest at the rate of 10% per annum, provided that if an event of default occurs, such outstanding amount bears interest at the rate of 15% per annum until paid in full.  Interest payments are due on a monthly basis, beginning on January 31, 2011; provided that no payments have been made to date, and provided further that no default has been declared by Mr. Patton in connection with our failure to pay interest to date.  The maturity date of the amounts borrowed under the Line of Credit is December 31, 2011, unless otherwise agreed by the parties.  All amounts loaned are secured by a Security Agreement entered into by the Company in favor of Mr. Patton, which provides for Mr. Patton to have a security interest over substantially all of the Company’s assets and accounts.  The Company had borrowed $34,095 under the Line of Credit as of October 31, 2011 and as of the filing of this report, leaving a total available balance as of the date of this report of $15,905. As such, we may not have sufficient available funding under the Line of Credit to support our operations for the next 12 months.  Furthermore, as the amounts borrowed under the Line of Credit are secured by a security interest covering substantially all of our assets, the occurrence of an event of default under the Line of Credit (including Mr. Patton declaring a default in connection with our failure to pay interest on the amounts borrowed under the Line of Credit) and/or our failure to repay the amounts due under the Line of Credit on the due date thereof, could enable Mr. Patton to enforce his security interest and take control over all of our assets, which could cause us to curtail or cease our business operations and cause the value of our securities, if any, to become worthless.

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

Our Auditor Has Raised Substantial Doubt As To Whether We Can Continue As A Going Concern.

We have generated no revenues since our inception. We had a working capital deficit of $124,862 and a deficit accumulated during the development stage of $150,962 as of October 31, 2011. We had a net loss of $37,323 for the six months ended October 31, 2011, a net loss of $38,089 for the year ended April 30, 2011and a net loss of $29,246 for the year ended April 30, 2010.  There are no assurances that the Company will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, public offerings and/or bank financing necessary to support the Company’s working capital requirements.  To the extent that the funds available to use under the Line of Credit or generated from any private placements, public offerings and/or bank financing are insufficient to support the Company’s working capital requirements, the Company will have to raise additional working capital from additional financing.  No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company.  If adequate working capital is not available, the Company may not renew or continue its operations. These factors among others indicate that we may be unable to continue as a going concern, particularly in the event that we cannot obtain additional financing and/or attain profitable operations.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty and if we cannot continue as a going concern, your investment could become devalued or even worthless.

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

In November 2011, we obtained quotation for our common stock on the Over-The-Counter Bulletin Board (“OTCBB”) under the symbol “DIMU.OB”; however, no shares of our common stock have traded to date and there is currently no public market for our common stock.  We can make no assurances that there will be a public market for our common stock in the future. If there is a market for our common stock in the future, we anticipate that such market would be illiquid and would be subject to wide fluctuations in response to several factors, including, but not limited to:

(1) actual or anticipated variations in our results of operations;

(2) our ability or inability to generate new revenues;

(3) increased competition; and

(4) conditions and trends in the market for our services.

Furthermore, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price and liquidity of our common stock.

If We Are Late In Filing Our Quarterly Or Annual Reports With The Securities And Exchange Commission Or A Market Maker Fails To Quote Our Common Stock On The Over-The-Counter Bulletin Board For A Period Of More Than Four Days, We May Be De-Listed From The Over-The-Counter Bulletin Board.

Pursuant to Over-The-Counter Bulletin Board ("OTCBB") rules relating to the timely filing of periodic reports with the Securities and Exchange Commission (“SEC”), any OTCBB issuer which fails to file a periodic report (Form 10-Q or 10-K) by the due date of such report (not withstanding any extension granted to the issuer by the filing of a Form 12b-25), three times during any 24 month period is automatically de-listed from the OTCBB. Such removed issuer would not be re-eligible to be listed on the OTCBB for a period of one year, during which time any subsequent late filing would reset the one-year period of de-listing. Additionally, if a market maker fails to quote our common stock on the OTCBB for a period of more than four consecutive days, we will be automatically delisted from the OTCBB.  If we are late in our filings three times in any 24 month and are de-listed from the OTCBB period or are automatically delisted for failure of a market maker to quote our stock, our securities may become worthless and we may be forced to curtail or abandon our business plan.

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

DIMUS PARTNERS, INC.

Date: December 19, 2011	By: /s/ James Patton James Patton Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer), President, Treasurer and Director