Form 10-Q
period 2012-01-31
Dimus Partners Inc.
filed 2012-03-21
CIK 1479382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2012

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

State the number of shares of the issuer’s common stock outstanding, as of the latest practicable date: 4,366,649 shares of common stock issued and outstanding as of March 15, 2012.

DIMUS PARTNERS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
	January 31,	April 30,
	2012	2011
ASSETS	(Unaudited)
Current assets
Cash	$6,773	$432

Total current assets	6,773	432

Property and equipment, net	-	268

Total assets	$6,773	$700

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$65,706	$38,985
Advances from related parties	45,254	45,254
Line of credit - related party	40,595	4,000

Total current liabilities	151,555	88,239

Total liabilities	151,555	88,239

STOCKHOLDERS' DEFICIT
Preferred stock, $.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $.001 par value, 100,000,000 shares authorized, 4,366,649 shares issued and outstanding at January 31, 2012 and April 30, 2011	4,367	4,367
Additional paid in capital	21,733	21,733
Deficit accumulated during the development stage	(170,882)	(113,639)
Total stockholder's deficit	(144,782)	(87,539)

Total liabilities and stockholder's deficit	$6,773	$700

See accompanying notes to financial statements.

DIMUS PARTNERS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2012 AND 2011 AND PERIOD
FROM MAY 24, 2007 (INCEPTION) THROUGH JANUARY 31, 2012
(Unaudited)
					Inception
	Nine Months Ended		Three Months Ended		Through
	January 31,		January 31,		January 31,
	2012	2011	2012	2011	2012

Operating expenses
General and administrative	$53,971	$20,860	$18,042	$6,297	$160,430
Depreciation	268	1,658	-	552	6,631

Loss from Operations	(54,239)	(22,518)	(18,042)	(6,849)	(167,061)

Interest expense	(3,004)	(125)	(1,878)	(38)	(3,821)

Net loss	$(57,243)	$(22,643)	$(19,920)	$(6,887)	$(170,882)

Net loss per share:
Basic and diluted	$(0.01)	$(0.01)	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	4,366,649	4,366,649	4,366,649	4,366,649

See accompanying notes to financial statements.

DIMUS PARTNERS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THREE THREE AND NINE MONTHS ENDED JANUARY 31, 2012 AND 2011 AND PERIOD
FROM MAY 24, 2007 (INCEPTION) THROUGH JANUARY 31, 2012
(Unaudited)
			Inception
	Nine Months Ended		Through
	January 31,		January 31,
	2012	2011	2012

CASH FLOWS FROM OPERATING ACTIVITIES	$(57,243)	$(22,643)	$(170,882)
Net loss
Adjustment to reconcile net loss to net
cash used in operating activities
Depreciation	268	1,658	6,631
Common shares issued for services	-	-	1,100
Changes in:
Accounts payable and accrued expenses	26,721	4,179	65,706
NET CASH USED IN OPERATING ACTIVITIES	(30,254)	(16,806)	(97,445)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	-	(6,631)
NET CASH USED IN INVESTING ACTIVITIES	-	-	(6,631)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common shares issued for cash	-	-	25,000
Advances from related parties	-	11,750	45,254
Net proceeds from line of credit - related party	36,595	3,000	40,595
NET CASH PROVIDED BY FINANCING ACTIVITIES	36,595	14,750	110,849

NET CHANGE IN CASH	6,341	(2,056)	6,773
Cash, beginning of period	432	2,543	-
Cash, end of period	$6,773	$487	$6,773

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$171	$122	$468
Income taxes paid	$-	$-	$-

See accompanying notes to financial statements.

DIMUS PARTNERS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2012
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

NOTE 2 – RELATED PARTY TRANSACTIONS

The Company has periodically received cash advances from the Company’s directors.  As of April 30, 2011 and January 31, 2012, $45,254 was outstanding, respectively.  The advances are non-interest bearing, unsecured and are due upon demand.

On November 2, 2010, the Company entered into a line of credit with the Company’s president, James Patton.  The line of credit is for $50,000 dollars with an interest rate of 10% and an expiration date of December 31, 2011. As of January 31, 2012, the outstanding principal balance on the line of credit is $40,595.  The Company was required to make monthly payments of principal and interest on the first day of each month after January 31, 2011, until maturity on December 31, 2011, at which time all unpaid principal and interest was due.  To date the Company has made no interest or principal payments. The line of credit is secured by a security agreement entered into by the Company in favor of Mr. Patton, which provides for Mr. Patton to have a security interest over substantially all of the Company’s assets and accounts.

Mr. Patton advanced an additional $8,500 to the Company on March 19, 2012.

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

NOTE 4 – COMMITMENTS

The Company entered into a preliminary agreement with Jimmy Jacobs Custom Homes (the “Customer”) on May 28, 2008.  Under this preliminary agreement the Company is entering into a contractual agreement to provide certain business process expertise and time of its managerial leadership team for development of financial software applications.  Dimus agreed to work in line with certain managerial leaders within the Customer for the purpose of building the Dimus Trace Application Suite – Home Builder Edition (“DTAS-HBE”).  Dimus will provide the resulting software application free of charge with a twelve month free service agreement to the Customer.  In addition, the Customer will be given the option grant providing them with the right to buy a twenty percent (20%) stake in the marketing of the resulting product.  The option price will be set at twenty percent (20%) of associated business costs expected to bring the software to market.  Thus, the option results in twenty percent (20%) of all related profits (revenues less any costs due to cost of goods sold, operations, marketing, sales, or associated business costs of product).  The option grant is limited to the sales for the profit of the DTAS-HBE product, and the option grant will be open for a period of ninety (90) days after final delivery of product or last module to the Customer.  This commitment is currently still ongoing with limited activity to date.

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

All statements that are included in this Quarterly Report, other than statements of historical fact, are forward-looking statements. Forward-looking statements involve known and unknown risks, assumptions, uncertainties, and other factors. Statements made in the future tense, and statements using words such as “may,” “can,” “could,” “should,” “predict,” “aim’” “potential,” “continue,” “opportunity,” “intend,” “goal,” “estimate,” “expect,” “expectations,” “project,” “projections,” “plans,” “anticipates,” “believe,” “think,” “confident” “scheduled” or similar expressions are intended to identify forward-looking statements. Forward-looking statements are not a guarantee of performance and are subject to a number of risks and uncertainties, many of which are difficult to predict and are beyond our control. These risks and uncertainties could cause actual results to differ materially from those expressed in or implied by the forward-looking statements, and therefore should be carefully considered. We caution you not to place undo reliance on the forward-looking statements, which speak only as of the date of this report. We disclaim any obligation to update any of these forward-looking statements as a result of new information, future events, or otherwise, except as expressly required by law. References in this Form 10-Q, unless another date is stated, are to January 31, 2012. As used herein, the “Company,” “Dimus,” “Dimus Partners,” “we,” “us,” “our” and words of similar meaning refer to Dimus Partners, Inc.

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

Material Agreements:

The Company entered into a preliminary agreement with Jimmy Jacobs Custom Homes (the “Customer”) on May 28, 2008.  Under this preliminary agreement the Company and the Customer agreed to discuss the entry into a future contractual agreement to provide certain business process expertise and time of the Company’s management for the development of financial software applications, which definitive agreement has not been finalized or entered into to date.  The Company agreed that if a definitive agreement was entered into, it would work with certain managerial leaders within the Customer for the purpose of building the Dimus Trace Application Suite – Home Builder Edition (“DTAS-HBE”).  The Company would provide the resulting software application free of charge with a twelve month free service agreement to the Customer.  In addition, the Customer would be given an option providing them with the right to buy a twenty percent (20%) stake in the marketing of the resulting product.  The option price would be set at twenty percent (20%) of associated business costs expected to bring the software to market.  Thus, the option would, assuming exercised, result in twenty percent (20%) of all related profits (revenues less any costs due to cost of goods sold, operations, marketing, sales, or associates business costs of product).  The option grant was to be limited to the sales for the profit of the DTAS-HBE product, and the option grant would be open for a period of ninety (90) days after final delivery of product or last module to the Customer.   This commitment is currently still ongoing with limited activity to date.  The agreement with the Customer is an offshoot of the initial engagement and does not necessarily represent the type of engagements that the Company anticipates entering into moving forward.  The DTAS-HBE software is generic in nature and the Company believes that its application could be used by any home building company, however, the software currently being developed by the Company is specific to the engagement of the Company as set forth in the preliminary agreement with the Customer.  Notwithstanding the rights to the option described above, the Company owns the DTAS-HBE software and code and has no plans to sell the rights to such code or software (other than in connection with option, described above, which has not been formally documented to date).

Funding Events:

On November 2, 2010, we entered into a Revolving Line of Credit Agreement with our President and Director, James Patton (the “Line of Credit”).  Pursuant to the Line of Credit, Mr. Patton agreed to loan us up to $50,000 as requested by the Company from time to time (on a revolving basis)(each an “Advance”) until December 31, 2011, pursuant to the terms of the Line of Credit.  Any amounts borrowed under the Line of Credit will be evidenced by a separate promissory note (each a “Note”) and bear interest at the rate of 10% per annum, provided that if an event of default occurs (as provided in the Line of Credit or the Note), such outstanding amount bears interest at the rate of 15% per annum until paid in full.  Interest payments are due on a monthly basis, for all Advances, beginning on January 31, 2011; provided that no payments of principal or interest have been made to date, and provided further that no default has been declared by Mr. Patton in connection with our failure to pay principal or interest on the Advances to date.  The maturity date of each Note was December 31, 2011.  All Advances are secured by a Security Agreement entered into by the Company in favor of Mr. Patton, which provides for Mr. Patton to have a security interest over substantially all of the Company’s assets and accounts. The Company had borrowed $40,595 under the Line of Credit as of January 31, 2012.  As the Line of Credit expired on December 31, 2011, the Company is unable at this time to borrow any additional funds under the Line of Credit.  On March 19, 2012, Mr. Patton contributed an additional $8,500 to the Company.

The Company has periodically received cash advances from the Company’s Directors, James Patton and Nathan Pettus.  As of January 31, 2012, $45,254 of advances from related party, which included amounts advanced by James Patton, our Chief Executive Officer and Director and advanced by Nathan Pettus, our Director, which amounts are payable on demand.

Plan of Operations:

Moving forward over the course of the next 24 months, the Company anticipates continuing to work on a software product (the “Project”, also called DTAS-HBE) that was conceived through discussions with the Customer (as defined above).  The solution, without software, would have been too capital intensive for the Customer to implement. The planned Project involves many components of the home construction industry and provides an output of information that is interrelated including: budgeting; scheduling; bidding; and overhead to predict financial outcomes with more certainty, based on hundreds of variables at the start of a job.  The Company anticipates that with its current level of funding the initial design will be available in limited form at the end of October 2012.  The Company does not plan on hiring any additional employees or contractors in the near term.  The Company anticipates relying on funding provided by its officers and Directors moving forward for working capital.   By the end of March 2013, the Company hopes to have implemented three of the five Modules needed for completion of the Project (the Scheduling, Budgeting and Bidding Modules, as described in greater detail below).  The Company hopes to have the final two Modules (the Sales and Financial Modules) completed by September 2013, and hopes to be fully operational at the end of 2013.

The Company plans to begin marketing the Company’s services to home construction builders (which is only one segment of customers the Company is planning to focus on) by July 2012.  The Company anticipates that such marketing efforts will cost approximately $10,000, which the Company anticipates paying from proceeds borrowed from its officers and Directors, assuming funds are available, or through the sale of debt or equity securities.

 As described above, by March 2013, the Company hopes to have implemented three of the five Modules related to the Project as described above, and to have entered into additional agreements with other construction home builders.  The Company anticipates such activities will cost approximately $15,000, which the Company anticipates paying from proceeds borrowed from its officers and Directors, assuming funds are available, or through the sale of debt or equity securities.   In the event sufficient funds are not available to complete the first three Modules, the Company will postpone such completion until such time as it is able to raise additional funding and/or may seek out traditional bank funding.

As described above, by September 2013, the Company hopes to have completed the final two Modules of the Project, which the Company anticipates will cost an additional approximately $15,000, which the Company anticipates paying from proceeds borrowed from its officers and Directors, assuming funds are available, or through the sale of debt or equity securities. In the event sufficient funds are not available to complete the final Modules, the Company will postpone such completion until such time as it is able to raise additional funding and/or may seek out traditional bank funding.

The above plan of operations represents the Company’s planned timing and estimated costs of completing the Project.  In the event the Company is able to raise additional funding the Company believes that it will be able to decrease the estimated timing of the completion of such Project substantially, and could complete the Project in approximately nine (9) months if it was able to raise approximately $100,000 to $150,000 of additional capital solely for the completion of such Project. However, the Company does not currently have any sources of funding, and funds available for future operations or expenses may not be available on favorable terms, if at all.

COMPARISON OF OPERATING RESULTS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JANUARY 31, 2012, COMPARED TO THE THREE MONTHS ENDED JANUARY 31, 2011

The Company is in the development stage, did not generate any revenues for the three months ended January 31, 2012 or 2011, and has not generated any revenues to date.

We had operating expenses of $18,042, consisting solely of general and administrative expenses for the three months ended January 31, 2012, compared to operating expenses of $6,849 consisting of general and administrative expenses of $6,297 and depreciation expense of $552 for the three months ended January 31, 2011, an increase in operating expenses of $11,193 from the prior period.  General and administrative expenses increased due to the fact that the Company was a fully reporting company with the Securities and Exchange Commission (“SEC”) during the three months ended January 31, 2012, after having its Registration Statement declared effective by the SEC on March 14, 2011, and in connection with the costs and legal and accounting expenses associated with the preparation of the reports required for the Company to comply with its current periodic reporting requirements, compared to the three months ended January 31, 2011, when the Company was not a reporting company, and as a result, had significantly less legal and accounting expenses.

            We had interest expense of $1,878 for the three months ended January 31, 2012, compared to $38 for the three months ended January 31, 2011. Interest expense represented amounts due on the Company’s American Express Credit Card and under the Line of Credit (described below).

We had a net loss of $19,920 for the three months ended January 31, 2012, compared to a net loss of $6,887 for the three months ended January 31, 2011, an increase in net loss of $13,033 from the prior period.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JANUARY 31, 2012, COMPARED TO THE NINE MONTHS ENDED JANUARY 31, 2011

The Company is in the development stage, did not generate any revenues for the nine months ended January 31, 2012 or 2011, and has not generated any revenues to date.

We had operating expenses of $54,239, consisting of general and administrative expenses of $53,971 and depreciation expense of $268 for the nine months ended January 31, 2012, compared to operating expenses of $22,518 consisting of general and administrative expenses of $20,860 and depreciation expense of $1,658 for the nine months ended January 31, 2011, an increase in operating expenses of $31,721 from the prior period.  General and administrative expenses increased due to the fact that the Company was a fully reporting company with the Securities and Exchange Commission (“SEC”) during the nine months ended January 31, 2012, after having its Registration Statement declared effective by the SEC on March 14, 2011, and in connection with the costs and legal and accounting expenses associated with the preparation of the reports required for the Company to comply with its current periodic reporting requirements, compared to the nine months ended January 31, 2011, when the Company was not a reporting company, and as a result, had significantly less legal and accounting expenses.

We had interest expense of $3,004 for the nine months ended January 31, 2012, compared to $125 for the nine months ended January 31, 2011. Interest expense represented amounts due on the Company’s American Express Credit Card and in connection with the Line of Credit (described below).

We had a net loss of $57,243 for the nine months ended January 31, 2012, compared to a net loss of $22,643 for the nine months ended January 31, 2011, an increase in net loss of $34,600 from the prior period.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets of $6,773 as of January 31, 2012, consisting solely of current assets and representing $6,773 of cash.

 We had total liabilities, consisting solely of current liabilities of $151,555 as of January 31, 2012, which liabilities included $65,706 of accounts payable and accrued expenses, $45,254 of advances from related party, which included amounts advanced by James Patton, our Chief Executive Officer and Director and advanced by Nathan Pettus, our Director, and $40,595 of amounts due under the Line of Credit (as defined and described below).  The advances are non-interest bearing, unsecured and are due upon demand.

We had a working capital deficit of $144,782 and a deficit accumulated during the development stage of $170,882 as of January 31, 2012.

We had $30,254 of net cash used in operating activities for the nine months ended January 31, 2012, which included $57,243 of net loss offset by $26,721 of accounts payable and accrued expenses and $268 of depreciation.

We had $36,595 of net cash provided by financing activities for the nine months ended January 31, 2012, which was due solely to amounts borrowed from Mr. Patton under the Line of Credit (as defined and described below).

From July 2008 through July 2009, in connection with a private placement offering, the Company sold an aggregate of 166,649 shares of common stock to 35 investors for aggregate consideration of $25,000.

On November 2, 2010, we entered into a Revolving Line of Credit Agreement with our President and Director, James Patton (the “Line of Credit”).  Pursuant to the Line of Credit, Mr. Patton agreed to loan us up to $50,000 as requested by the Company from time to time (on a revolving basis)(each an “Advance”) until December 31, 2011, pursuant to the terms of the Line of Credit.  Any amounts borrowed under the Line of Credit are evidenced by a separate promissory note (each a “Note”) which bears interest at the rate of 10% per annum, provided that if an event of default occurs (as provided in the Line of Credit or the Note), such outstanding amount bears interest at the rate of 15% per annum until paid in full.  Interest payments are due on a monthly basis, for all Advances, beginning on January 31, 2011; provided that no payments of interest or principal have been made to date, and provided further that no default has been declared by Mr. Patton in connection with our failure to pay principal or interest on the Advances to date.  The maturity date of each Note was December 31, 2011.  All Advances are secured by a Security Agreement entered into by the Company in favor of Mr. Patton, which provides for Mr. Patton to have a security interest over substantially all of the Company’s assets and accounts.  The Company had borrowed $40,595 under the Line of Credit as of January 31, 2012, which expired on December 31, 2011.  As the Line of Credit expired on December 31, 2011, the Company is unable at this time to borrow any additional funds under the Line of Credit, provided that the Company’s President, James Patton, anticipates continuing to loan the Company funding on an as needed basis moving forward regardless of the termination of the Line of Credit.  Along those lines, on March 19, 2012, Mr. Patton contributed an additional $8,500 to the Company.

The Company estimates the need for approximately $500,000 of additional funding during the next 12 months to expand its operations as planned; however, the Company believes it can continue its operations, without expanding with approximately $50,000 to $100,000 of additional funding, which the Company anticipates receiving from its officers and Directors and third parties, which additional funding may not be able to be raised on favorable terms, if at all.  We believe we can continue our operations for approximately the next twelve (12) months if no additional financing is raised and providing that we continue our operations as they are currently conducted, on a limited basis, without expanding or incurring any additional expenses. If we are unable to raise adequate working capital for fiscal 2012, we will be restricted in the implementation of our business plan.  If we are unable to raise additional capital after the approximately twelve (12) months that we currently believe we will be able to continue our business operations, and if no additional funding is raised, we will be forced to scale back and curtail our operations, reduce our number of employees and future planned business expenditures.

We plan to seek out additional debt and/or equity financing in the future; however, we do not currently have any specific plans to raise such additional financing at this time.  We believe that by becoming a reporting company and becoming subject to the filing requirements of Section 15(d) of the Securities Exchange Act of 1934, as amended, as well as by having our common stock quoted on the OTCBB, which we accomplished in November 2011, we will be able to make an investment in the Company more attractive to potential investors, which will help facilitate our ability to raise capital.  However, we also anticipate that becoming a reporting company will cause us to expend additional resources and capital on drafting, preparing and filing periodic and current reports with the Commission, which additional expenses we anticipate totaling approximately $25,000 to $75,000 per year, which we plan to initially pay with proceeds borrowed from our officers and Directors, and through the sale of debt or equity securities. The sale of additional equity securities, if undertaken by the Company and if accomplished, may result in dilution to our shareholders. We cannot assure you, however, that future financing will be available in amounts or on terms acceptable to us, or at all.

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

General

We Have Future Capital Needs And Without Adequate Capital We May Be Forced To Cease Or Curtail Our Business Operations.

Our growth and continued operations could be impaired by limitations on our access to capital markets.   The limited capital we have raised and the additional capital previously available to us from the Line of Credit, may be inadequate for our long-term growth and to support our operations for longer than the twelve months we anticipate such funding lasting.  If financing is available, it may involve issuing securities senior to our common stock.  In addition, in the event we do not raise additional capital from conventional sources, such as our existing investors or commercial banks, there is every likelihood that our growth will be restricted and we may be forced to scale back or curtail implementing our business plan.

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

We Are Not Currently Able to Borrow Any Funds Under The Line Of Credit. Furthermore, We Currently Owe $40,595 Under The Line Of Credit, The Repayment Of Which Is Secured By A Security Interest In Substantially All Of Our Assets.

On November 2, 2010, we entered into the Line of Credit with our President and Director, James Patton.  Pursuant to the Line of Credit, Mr. Patton agreed to loan us up to $50,000 as requested by the Company from time to time (on a revolving basis) until December 31, 2011.  Any amounts borrowed under the Line of Credit bear interest at the rate of 10% per annum, provided that if an event of default occurs, such outstanding amount bears interest at the rate of 15% per annum until paid in full.  Interest payments are due on a monthly basis, beginning on January 31, 2011; provided that no payments of interest or principal have been made to date, and provided further that no default has been declared by Mr. Patton in connection with our failure to pay any principal or interest to date.  The maturity date of the amounts borrowed under the Line of Credit was December 31, 2011.  All amounts loaned are secured by a Security Agreement entered into by the Company in favor of Mr. Patton, which provides for Mr. Patton to have a security interest over substantially all of the Company’s assets and accounts.  The Company had borrowed $40,595 under the Line of Credit as of January 31, 2012. The Line of Credit expired on December 31, 2011, provided that the Company’s President, James Patton, anticipates continuing to loan the Company funding on an as needed basis moving forward regardless of the termination of the Line of Credit.  Along those lines on March 19, 2012, Mr. Patton contributed an additional $8,500 to the Company.. As the amounts borrowed under the Line of Credit are secured by a security interest covering substantially all of our assets, the occurrence of an event of default under the Line of Credit (including Mr. Patton declaring a default in connection with our failure to pay interest on the amounts borrowed under the Line of Credit which have not been paid to date and are currently outstanding and past due), could enable Mr. Patton to enforce his security interest and take control over all of our assets, which could cause us to curtail or cease our business operations and cause the value of our securities, if any, to become worthless.

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

We Have Been Contacted In Connection With Various Merger And Acquisition Opportunities And May Enter Into A Merger, Acquisition Or Similar Transaction In The Future.

We have been contacted by parties seeking to merge in us and/or acquire us and our securities. We have no definitive agreements in place to merge with or acquire or be acquired by any entity or individual at this time.  In the event that we do enter into and/or consummate a transaction, merger and/or acquisition with a separate entity or individual(s) in the future, our majority shareholders will likely change and new shares of common or preferred stock could be issued resulting in substantial dilution to our then current shareholders. As a result, our new majority shareholders will likely change the composition of our Board of Directors and replace our current management. The new management will likely change our business focus and we can make no assurances that our new management will be able to properly manage our direction or that this change in our business focus will be successful. If we do enter into a transaction, merger or acquisition, and our new management fails to properly manage and direct our operations, we may be forced to scale back or abandon our operations, which will cause the value of our common stock to decline or become worthless. Additionally, as a result of any transaction we may take on significant additional debt or liabilities and/or take on the obligations of any entities or individuals we enter into transactions with.

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

Our Auditor Has Raised Substantial Doubt As To Whether We Can Continue As A Going Concern.

We have generated no revenues since our inception. We had a working capital deficit of $144,782 and a deficit accumulated during the development stage of $170,882 as of January 31, 2012. We had a net loss of $57,243 for the nine months ended January 31, 2012, a net loss of $38,089 for the year ended April 30, 2011 and a net loss of $29,246 for the year ended April 30, 2010.  There are no assurances that the Company will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, public offerings and/or bank financing necessary to support the Company’s working capital requirements.  To the extent that the funds borrowed from our management or generated from any private placements, public offerings and/or bank financing are insufficient to support the Company’s working capital requirements, the Company will have to raise additional working capital from additional financing.  No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company.  If adequate working capital is not available, the Company may not renew or continue its operations. These factors among others indicate that we may be unable to continue as a going concern, particularly in the event that we cannot obtain additional financing and/or attain profitable operations.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty and if we cannot continue as a going concern, your investment could become devalued or even worthless.

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

Pursuant to Over-The-Counter Bulletin Board ("OTCBB") rules relating to the timely filing of periodic reports with the Securities and Exchange Commission (“SEC”), any OTCBB issuer which fails to file a periodic report (Form 10-Q or 10-K) by the due date of such report (not withstanding any extension granted to the issuer by the filing of a Form 12b-25), three times during any 24 month period is automatically de-listed from the OTCBB. Such removed issuer would not be re-eligible to be listed on the OTCBB for a period of one year, during which time any subsequent late filing would reset the one-year period of de-listing. Additionally, if a market maker fails to quote our common stock on the OTCBB for a period of more than four consecutive days, we will be automatically delisted from the OTCBB.  If we are de-listed from the OTCBB our securities may become worthless and we may be forced to curtail or abandon our business plan.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

3.1(1)	Articles of Incorporation

3.2(1)	Amended and Restated Bylaws

10.1(1)	Letter of Intent Jimmy Jacobs Custom Homes

10.2(2)	Revolving Line of Credit ($50,000) and Related Documents

31*	Certificate of the Chief Executive Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certificate of the Chief Executive Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*(#)	XBRL Instance Document

101.SCH*(#)	XBRL Schema Document

101.CAL*(#)	XBRL Calculation Linkbase Document

101.LAB*(#)	XBRL Label Linkbase Document

101.PRE*(#)	XBRL Presentation Linkbase Document

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

DIMUS PARTNERS, INC.

Date: March 21, 2012	By: /s/ James Patton James Patton Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer), President, Treasurer and Director