Form 10-K
period 2012-04-30
Dimus Partners Inc.
filed 2012-07-25
CIK 1479382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2012

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

Common Stock, $0.001 par value per share.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes   ☒ No   ☐

The issuer's revenues for the most recent fiscal year ended April 30, 2012 were $0.

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was $0, as there was no public market for the registrants common stock as of October 31, 2011.

State the number of shares of the issuer’s common stock outstanding, as of the latest practicable date: 4,366,649 shares of common stock issued and outstanding as of July 20, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

NONE.

FORM 10-K

FOR THE FISCAL YEAR ENDED APRIL 30, 2012

TABLE OF CONTENTS

Cautionary Statement Regarding Forward-Looking Information	4

Part I

Part II

Part III

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

We caution you that this report contains forward-looking statements regarding, among other things, financial, business, and operational matters.

All statements that are included in this Annual Report, other than statements of historical fact, are forward-looking statements. Forward-looking statements involve known and unknown risks, assumptions, uncertainties, and other factors. Statements made in the future tense, and statements using words such as “may,” “can,” “could,” “should,” “predict,” “aim’” “potential,” “continue,” “opportunity,” “intend,” “goal,” “estimate,” “expect,” “expectations,” “project,” “projections,” “plans,” “anticipates,” “believe,” “think,” “confident” “scheduled” or similar expressions are intended to identify forward-looking statements. Forward-looking statements are not a guarantee of performance and are subject to a number of risks and uncertainties, many of which are difficult to predict and are beyond our control. These risks and uncertainties could cause actual results to differ materially from those expressed in or implied by the forward-looking statements, and therefore should be carefully considered. We caution you not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We disclaim any obligation to update any of these forward-looking statements as a result of new information, future events, or otherwise, except as expressly required by law. References in this Form 10-K, unless another date is stated, are to April 30, 2012. As used herein, the “Company,” “Dimus,” “Dimus Partners,” “we,” “us,” “our” and words of similar meaning refer to Dimus Partners, Inc.

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

Financial Management Services

The Company believes that financial management is the most important aspect of operating a small-to-medium sized business, as pursuant to our management’s experience, many small and medium-sized businesses are faced with cash management issues on a daily basis.  Making payroll, paying suppliers and purchasing new equipment all require cash expenditures that can weigh heavily on a business if its cash flow is not managed properly.  Several key aspects of proper financial management include:

•	Proper cash management for growing companies;
•	Activity-based cost accounting to properly match fixed overhead costs with the activities that create them;

•	Performance assessment through financial analysis;
•	Capital structure optimization;
•	Lease vs. purchase decisions; and
•	Accurately determining the value of the business.

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

We plan on developing a promotional brochure that will explain our services and capabilities, along with our unique success fee-based approach that will be distributed by our future consultants during “sales calls”.  We also currently maintain a professional and informative web site at www.dimuspartners.com, which contains information we wish not to be incorporated by reference to this Report.  We plan to operate our website in the future with information about our services, customer references, and white paper scenario documents explaining how our capabilities can impact our target customers’ operations.

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

Interest payments are due on a monthly basis, for all Advances, beginning on January 31, 2011; provided that no payments of principal or interest have been made to date, and provided further that no default has been declared by Mr. Patton in connection with our failure to pay principal or interest on the Advances to date.  The maturity date of each Note was December 31, 2011.  All Advances are secured by a Security Agreement entered into by the Company in favor of Mr. Patton, which provides for Mr. Patton to have a security interest over substantially all of the Company’s assets and accounts. The Company had borrowed $46,589 under the Line of Credit as of April 30, 2012.  As the Line of Credit expired on December 31, 2011, the Company is unable at this time to borrow any additional funds under the Line of Credit, provided that the Company’s President, James Patton, anticipates continuing to separately loan the Company funding on an as needed basis moving forward regardless of the termination of the Line of Credit.

The Company has periodically received cash advances from the Company’s Directors, James Patton and Nathan Pettus.  As of April 30, 2012, $45,254 of advances from related party, which included amounts advanced by James Patton, our Chief Executive Officer and Director and advanced by Nathan Pettus, our Director, which amounts are payable on demand.

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

We Are Not Currently Able to Borrow Any Funds Under The Line Of Credit. Furthermore, We Currently Owe $46,589 Under The Line Of Credit, The Repayment Of Which Is Secured By A Security Interest In Substantially All Of Our Assets.

On November 2, 2010, we entered into the Line of Credit with our President and Director, James Patton.  Pursuant to the Line of Credit, Mr. Patton agreed to loan us up to $50,000 as requested by the Company from time to time (on a revolving basis) until December 31, 2011.  Any amounts borrowed under the Line of Credit bear interest at the rate of 10% per annum, provided that if an event of default occurs, such outstanding amount bears interest at the rate of 15% per annum until paid in full.  Interest payments are due on a monthly basis, beginning on January 31, 2011; provided that no payments of interest or principal have been made to date, and provided further that no default has been declared by Mr. Patton in connection with our failure to pay any principal or interest to date.  The maturity date of the amounts borrowed under the Line of Credit was December 31, 2011.  All amounts loaned are secured by a Security Agreement entered into by the Company in favor of Mr. Patton, which provides for Mr. Patton to have a security interest over substantially all of the Company’s assets and accounts.  The Company had borrowed $46,589 under the Line of Credit as of April 30, 2012. The Line of Credit expired on December 31, 2011, provided that the Company’s President, James Patton, anticipates continuing to loan the Company funding on an as needed basis moving forward regardless of the termination of the Line of Credit.As the amounts borrowed under the Line of Credit are secured by a security interest covering substantially all of our assets, the occurrence of an event of default under the Line of Credit (including Mr. Patton declaring a default in connection with our failure to pay interest on the amounts borrowed under the Line of Credit which have not been paid to date and are currently outstanding and past due), could enable Mr. Patton to enforce his security interest and take control over all of our assets, which could cause us to curtail or cease our business operations and cause the value of our securities, if any, to become worthless.

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

Our Auditor Has Raised Substantial Doubt As To Whether We Can Continue As A Going Concern.

We have generated no revenues since our inception. We had a working capital deficit of $153,164 and a deficit accumulated during the development stage of $179,264 as of April 30, 2012. We had a net loss of $65,625 for the year ended April 30, 2012 and a net loss of $38,089 for the year ended April 30, 2011.  There are no assurances that the Company will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, public offerings and/or bank financing necessary to support the Company’s working capital requirements.  To the extent that the funds borrowed from our management or generated from any private placements, public offerings and/or bank financing are insufficient to support the Company’s working capital requirements, the Company will have to raise additional working capital from additional financing.  No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company.  If adequate working capital is not available, the Company may not renew or continue its operations. These factors among others indicate that we may be unable to continue as a going concern, particularly in the event that we cannot obtain additional financing and/or attain profitable operations.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty and if we cannot continue as a going concern, your investment could become devalued or even worthless.

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

If We Are Unable To Adequately Protect Our Intellectual Property Rights Our Business Is Likely To Be Adversely Affected.

We currently anticipate relying solely on non-disclosure agreements entered into with our clients and potential clients to protect our intellectual property and proprietary rights.  We have not entered into any non-disclosure agreements to date.  It is uncertain whether such non-disclosure agreements and other measures we may take in the future will prevent misappropriation of our proprietary information or that others will not independently develop similar services.  The Company does not currently have any plans to secure any patent, trademark or similar rights at this time, nor has it budgeted any funds for such rights at this time. Due to the fact that we have no issued patents, pending patent applications or trademarks in connection with our proprietary rights we cannot stop other companies, including our competitors from lawfully practicing services similar to ours in the future. This could have a severely adverse effect on our ability to compete in our industry, and could have a material adverse effect on our revenues, if any, and could force us to cease our business operations, which could cause the Company’s securities to decline in value or become worthless.

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

We have incurred, and expect to continue to incur, increased costs and risks as a result of being a public company.

As a public company, we are required to comply with the Sarbanes-Oxley Act of 2002, or SOX, as well as rules and regulations implemented by the SEC. Changes in the laws and regulations affecting public companies, including the provisions of SOX and rules adopted by the SEC, have resulted in, and will continue to result in, increased costs to us as we respond to these requirements. Given the risks inherent in the design and operation of internal controls over financial reporting, the effectiveness of our internal controls over financial reporting is uncertain. If our internal controls are not designed or operating effectively, we may not be able to issue an evaluation of our internal control over financial reporting as required or we or our independent registered public accounting firm may determine that our internal control over financial reporting was not effective. In addition, our registered public accounting firm may either disclaim an opinion as it relates to management’s assessment of the effectiveness of our internal controls or may issue an adverse opinion on the effectiveness of our internal controls over financial reporting. Investors may lose confidence in the reliability of our financial statements, which could cause the market price of our common stock to decline and which could affect our ability to run our business as we otherwise would like to. New rules could also make it more difficult or more costly for us to obtain certain types of insurance, including directors’ and officers’ liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the coverage that is the same or similar to our current coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our Board of Directors, our board committees, and as executive officers. We cannot predict or estimate the total amount of the costs we may incur or the timing of such costs to comply with these rules and regulations.

Compliance with Section 404 of the Sarbanes-Oxley Act will continue to strain our limited financial and management resources.

We incur significant legal, accounting and other expenses in connection with our status as a fully reporting public company. The Sarbanes-Oxley Act and new rules subsequently implemented by the SEC have imposed various new requirements on public companies, including requiring changes in corporate governance practices. As such, our management and other personnel need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations have increased our legal and financial compliance costs and made some activities more time-consuming and costly. In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure of controls and procedures. Our testing may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 requires that we incur substantial accounting expense and expend significant management efforts. We may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge.  Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

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

ITEM 4. Mine Safety Disclosures

Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

In November 2011, we obtained quotation for our common stock on the Over-The-Counter Bulletin Board (“OTCBB”) under the symbol “DIMU.OB”; however, no shares of our common stock have traded to date and there is currently no public market for our common stock.

The Company's common stock is considered a "penny stock" as defined in the Commission's rules promulgated under the Exchange Act (the “Rules”). The Commission's rules regarding penny stocks impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally persons with net worth in excess of $1,000,000, exclusive of residence, or an annual income exceeding $200,000 or $300,000 jointly with their spouse). For transactions covered by the rules, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Thus the Rules affect the ability of broker-dealers to sell the Company's shares should they wish to do so because of the adverse effect that the Rules have upon liquidity of penny stocks. Unless the transaction is exempt under the Rules, under the Securities Enforcement Remedies and Penny Stock Reform Act of 1990, broker-dealers effecting customer transactions in penny stocks are required to provide their customers with (i) a risk disclosure document; (ii) disclosure of current bid and ask quotations if any; (iii) disclosure of the compensation of the broker-dealer and its sales personnel in the transaction; and (iv) monthly account statements showing the market value of each penny stock held in the customer's account. As a result of the penny stock rules, the market liquidity for the Company's securities may be severely adversely affected by limiting the ability of broker-dealers to sell the Company's securities and the ability of purchasers of the securities to resell them.

We have authorized capital stock consisting of 100,000,000 shares of common stock, $0.001 par value per share and 10,000,000 shares of preferred stock, $0.001 par value per share (“Preferred Stock”).  As of July 20, 2012, there were 4,366,649 shares of common stock issued and outstanding, held by 39 shareholders of record.

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

Recent Sales of Unregistered Securities

None.

Item 6. Selected Financial Data

Not required pursuant to Item 301 of Regulation S-K.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements.

Plan of Operations:

Moving forward over the course of the next 24 months, the Company anticipates continuing to work on a software product (the “Project”, also called DTAS-HBE) that was conceived through discussions with the Customer (as defined above).  The solution, without software, would have been too capital intensive for the Customer to implement. The planned Project involves many components of the home construction industry and provides an output of information that is interrelated including: budgeting; scheduling; bidding; and overhead to predict financial outcomes with more certainty, based on hundreds of variables at the start of a job.  The Company anticipates that with its current level of funding the initial design will be available in limited form at the end of April 2013.  The Company does not plan on hiring any additional employees or contractors in the near term.  The Company anticipates relying on funding provided by its officers and Directors moving forward for working capital.   By the end of June  2013, the Company hopes to have implemented three of the five Modules needed for completion of the Project (the Scheduling, Budgeting and Bidding Modules, as described in greater detail below).  The Company hopes to have the final two Modules (the Sales and Financial Modules) completed by September 2013, and hopes to be fully operational at the end of 2013.

The Company plans to begin marketing the Company’s services to home construction builders (which is only one segment of customers the Company is planning to focus on) by September 2012.  The Company anticipates that such marketing efforts will cost approximately $10,000, which the Company anticipates paying from proceeds borrowed from its officers and Directors, assuming funds are available, or through the sale of debt or equity securities.

            As described above, by June 2013, the Company hopes to have implemented three of the five Modules related to the Project as described above, and to have entered into additional agreements with other construction home builders.  The Company anticipates such activities will cost approximately $15,000, which the Company anticipates paying from proceeds borrowed from its officers and Directors, assuming funds are available, or through the sale of debt or equity securities.   In the event sufficient funds are not available to complete the first three Modules, the Company will postpone such completion until such time as it is able to raise additional funding and/or may seek out traditional bank funding.

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

COMPARISON OF OPERATING RESULTS

RESULTS OF OPERATIONS FOR THE YEAR ENDED APRIL 30, 2012, COMPARED TO THE YEAR ENDED APRIL 30, 2011

The Company is in the development stage, did not generate any revenues for the year ended April 30, 2012 or 2011, and has not generated any revenues to date.

We had operating expenses of $61,092, consisting of general and administrative expenses of $60,824 and depreciation expense of $268 for the year ended April 30, 2012, compared to operating expenses of $37,431 consisting of general and administrative expenses of $35,221 and depreciation expense of $2,210 for the year ended April 30, 2011, an increase in operating expenses of $23,661 or 63% from the prior period, which increase was due to the $25,603 or 73% increase in general administrative expenses.  General and administrative expenses increased due to the fact that the Company was a fully reporting company with the Securities and Exchange Commission (“SEC”) during the entire year ended April 30, 2012, after having its Registration Statement declared effective by the SEC on March 14, 2011, and in connection with the costs and legal and accounting expenses associated with the preparation of the reports required for the Company to comply with its current periodic reporting requirements, compared to the year ended April 30, 2011, when the Company was not a reporting company for the entire year, and as a result, had significantly less legal and accounting expenses.

We had interest expense of $4,533 for the year ended April 30, 2012, compared to $658 for the year ended April 30, 2011. Interest expense represented amounts due on the Company’s American Express Credit Card and in connection with the Line of Credit (described below).

We had a net loss of $65,625 for the year ended April 30, 2012, compared to a net loss of $38,089 for the year ended April 30, 2011, an increase in net loss of $27,536 or 72% from the prior period.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets of $1,055 as of April 30, 2012, consisting solely of current assets and representing $1,055 of cash.

We had total liabilities, consisting solely of current liabilities of $154,219 as of April 30, 2012, which liabilities included $62,376 of accounts payable and accrued expenses, $45,254 of advances from related party, which included amounts advanced by James Patton, our Chief Executive Officer and Director and advanced by Nathan Pettus, our Director, and $46,589 of amounts due under the Line of Credit (as defined and described below).  The advances are non-interest bearing, unsecured and are due upon demand.

We had a working capital deficit of $153,164 and a deficit accumulated during the development stage of $179,264 as of April 30, 2012.

We had $41,966 of net cash used in operating activities for the year ended April 30, 2012, which included $65,625 of net loss offset by $23,391 of increase in accounts payable and accrued expenses and $268 of depreciation.

We had $42,589 of net cash provided by financing activities for the year ended April 30, 2012, which was due solely to amounts borrowed from Mr. Patton under the Line of Credit (as defined and described below).

From July 2008 through July 2009, in connection with a private placement offering, the Company sold an aggregate of 166,649 shares of common stock to 35 investors for aggregate consideration of $25,000.

On November 2, 2010, we entered into a Revolving Line of Credit Agreement with our President and Director, James Patton (the “Line of Credit”).  Pursuant to the Line of Credit, Mr. Patton agreed to loan us up to $50,000 as requested by the Company from time to time (on a revolving basis)(each an “Advance”) until December 31, 2011, pursuant to the terms of the Line of Credit.  Any amounts borrowed under the Line of Credit will be evidenced by a separate promissory note (each a “Note”) and bear interest at the rate of 10% per annum, provided that if an event of default occurs (as provided in the Line of Credit or the Note), such outstanding amount bears interest at the rate of 15% per annum until paid in full.  Interest payments are due on a monthly basis, for all Advances, beginning on January 31, 2011; provided that no payments of principal or interest have been made to date, and provided further that no default has been declared by Mr. Patton in connection with our failure to pay principal or interest on the Advances to date.  The maturity date of each Note was December 31, 2011.  All Advances are secured by a Security Agreement entered into by the Company in favor of Mr. Patton, which provides for Mr. Patton to have a security interest over substantially all of the Company’s assets and accounts. The Company had borrowed $46,589 under the Line of Credit as of April 30, 2012.  As the Line of Credit expired on December 31, 2011, the Company is unable at this time to borrow any additional funds under the Line of Credit, provided that the Company’s President, James Patton, anticipates continuing to loan the Company funding on an as needed basis moving forward regardless of the termination of the Line of Credit.

The Company estimates the need for approximately $500,000 of additional funding during the next 12 months to expand its operations as planned; however, the Company believes it can continue its operations, without expanding with approximately $50,000 to $100,000 of additional funding, which the Company anticipates receiving from its officers and Directors and third parties, which additional funding may not be able to be raised on favorable terms, if at all.  We believe we can continue our operations for approximately the next twelve (12) months if no additional financing is raised and providing that we continue our operations as they are currently conducted, on a limited basis, without expanding or incurring any additional expenses. If we are unable to raise adequate working capital for fiscal 2013, we will be restricted in the implementation of our business plan.  If we are unable to raise additional capital after the approximately twelve (12) months that we currently believe we will be able to continue our business operations, and if no additional funding is raised, we will be forced to scale back and curtail our operations, reduce our number of employees and future planned business expenditures.

We plan to seek out additional debt and/or equity financing in the future; however, we do not currently have any specific plans to raise such additional financing at this time.  We believe that by becoming a reporting company, as well as by having our common stock quoted on the OTCBB, which we accomplished in November 2011, we will be able to make an investment in the Company more attractive to potential investors, which will help facilitate our ability to raise capital.  However, we also anticipate that becoming a reporting company will cause us to expend additional resources and capital on drafting, preparing and filing periodic and current reports with the Commission, which additional expenses we anticipate totaling approximately $25,000 to $75,000 per year, which we plan to initially pay with proceeds borrowed from our officers and Directors, and through the sale of debt or equity securities. The sale of additional equity securities, if undertaken by the Company and if accomplished, may result in dilution to our shareholders. We cannot assure you, however, that future financing will be available in amounts or on terms acceptable to us, or at all.

Critical Accounting Policies:

Consolidated Financial Statements

The accompanying consolidated financial statements include all the accounts of the Company and its wholly-owned subsidiary, DPLLC. All intercompany amounts have been eliminated.

Development Stage Policy

We are a development stage company as defined under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, Development Stage Entities.  Our management has limited experience in the consulting business.  We have earned no revenues since our formation, have no current clients and have an accumulated deficit during the development stage of $179,264 as of April 30, 2012. We are currently being  funded by existing shareholders and anticipate being able to continue our business  operations  for  approximately the next six to eight months due to our low  overhead  and  the  limited expenses that we have. If we do not have enough money to pay our outstanding liabilities as they become due and/or if we fail to generate any revenues in the future, we will be forced to curtail or abandon our business plan and any investment in us may be lost.

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
10260 Westheimer Road, Suite 310
Houston, TX 77042
Phone: (713) 800-4343 Fax: (713) 456-2408

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Dimus Partners, Inc.
(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of Dimus Partners, Inc. (the “Company”) as of April 30, 2012 and  2011, and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the years then ended and for the period from May 24, 2007 (Inception) to April 30, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dimus Partners, Inc. as of April 30, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the years then ended and for the period from May 24, 2007 (Inception) to April 30, 2012 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company's absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2012 raise substantial doubt about its ability to continue as a going concern. The 2012 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ LBB & Associates Ltd., LLP

LBB & Associates Ltd., LLP
Houston, Texas
July 12, 2012

DIMUS PARTNERS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
	April 30,	April 30,
	2012	2011
ASSETS
Current assets
Cash	$1,055	$432

Total current assets	1,055	432

Property and equipment, net	-	268

Total assets	$1,055	$700

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$62,376	$38,985
Advances from related parties	45,254	45,254
Line of credit - related party	46,589	4,000

Total current liabilities	154,219	88,239

Total liabilities	154,219	88,239

Commitments

STOCKHOLDERS' DEFICIT
Preferred stock, $.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $.001 par value, 100,000,000 shares authorized, 4,366,649 shares issued and outstanding at April 30, 2012 and 2011	4,367	4,367
Additional paid in capital	21,733	21,733
Deficit accumulated during the development stage	(179,264)	(113,639)
Total stockholder's deficit	(153,164)	(87,539)

Total liabilities and stockholder's deficit	$1,055	$700

See accompanying notes to consolidated financial statements.

DIMUS PARTNERS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED APRIL 30, 2012 AND 2011,
AND FOR THE PERIOD FROM MAY 24, 2007 (INCEPTION) THROUGH APRIL 30, 2012

			Inception
	Years Ended		Through
	April 30,		April 30,
	2012	2011	2012

Operating expenses
General and administrative	$60,824	$35,221	$167,282
Depreciation	268	2,210	6,631

Loss from operations	(61,092)	(37,431)	(173,913)

Interest expenses	(4,533)	(658)	(5,351)

Net loss	$(65,625)	$(38,089)	$(179,264)

Net loss per share:
Basic and diluted	$(0.02)	$(0.01)

Weighted average shares outstanding:
Basic and diluted	4,366,649	4,366,649

See accompanying notes to consolidated financial statements.

DIMUS PARTNERS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE PERIODS FROM MAY 24, 2007 (INCEPTION) THROUGH APRIL 30, 2012

			Additional	Stock		Total
	Common Stock		Paid-in	Subscription	Accumulated	Stockholder's
	Shares	Amount	Capital	Receivable	Deficit	Deficit

Balance at May 24, 2007	-	$-	$-	$-	$-	$-

Common stock issued to founders for services	2,000,000	2,000	(1,000)	-	-	1,000
Recapitalization	2,000,000	2,000	(2,000)	-	-	-
Net Loss	-	-	-	-	(18,806)	(18,806)

Balance at April 30, 2008	4,000,000	4,000	(3,000)	-	(18,806)	(17,806)

Common stock issued for cash	91,656	92	13,658	-	-	13,750
Stock subscription receivable	29,999	30	4,470	(4,500)	-	-
Common stock issued for services	200,000	200	(100)	-	-	100
Net Loss	-	-	-	-	(27,498)	(27,498)

Balance at April 30, 2009	4,321,655	4,322	15,028	(4,500)	(46,304)	(31,454)

Common stock issued for cash	44,994	45	6,705	-	-	6,750
Stock subscription receivable collected	-	-	-	4,500	-	4,500
Net Loss	-	-	-	-	(29,246)	(29,246)

Balance at April 30, 2010	4,366,649	4,367	21,733	-	(75,550)	(49,450)

Common stock issued for cash						-
Net Loss	-	-	-	-	(38,089)	(38,089)

Balance at April 30, 2011	4,366,649	4,367	21,733	-	(113,639)	(87,539)

Common stock issued for cash						-
Net Loss	-	-	-	-	(65,625)	(65,625)

Balance at April 30, 2012	4,366,649	$4,367	$21,733	$-	$(179,264)	$(153,164)

See accompanying notes to consolidated financial statements.

DIMUS PARTNERS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE YEARS ENDED APRIL 30, 2012 AND 2011,
AND FOR THE PERIOD FROM MAY 24, 2007 (INCEPTION) THROUGH APRIL 30, 2012
			Inception
	Years Ended		Through
	April 30,		April 30,
	2012	2011	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(65,625)	$(38,089)	$(179,264)
Adjustment to reconcile net loss to net
cash used in operating activities
Depreciation	268	2,210	6,631
Common shares issued for services	-	-	1,100
Changes in:
Accounts payable and accrued expenses	23,391	18,018	62,376
NET CASH USED IN OPERATING ACTIVITIES	(41,966)	(17,861)	(109,157)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	-	(6,631)
NET CASH USED IN INVESTING ACTIVITIES	-	-	(6,631)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common shares issued for cash	-	-	25,000
Advances from related parties	-	11,750	45,254
Proceeds from line of credit - related party, net	42,589	4,000	46,589
NET CASH PROVIDED BY FINANCING ACTIVITIES	42,589	15,750	116,843

NET INCREASE IN CASH	623	(2,111)	1,055
Cash, beginning of period	432	2,543	-
Cash, end of period	$1,055	$432	$1,055

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$114	$137	$411
Income taxes paid	$-	$-	$-

See accompanying notes to consolidated financial statements.

DIMUS PARTNERS, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2012

NOTE 1 – ORGANIZATION AND BUSINESS

Dimus Partners, Inc. (the “Company” or the “Nevada Corporation” or “Dimus”) is a development-stage company.  The Company was incorporated under the laws of the State of Nevada on May 24, 2007. Prior to incorporation on April 30, 2008, Dimus Partners, LLC was a Texas limited liability company effective May 24, 2007.  Dimus Partners, LLC ( “DPLLC” or the “Texas Company”) and the Nevada Corporation entered into a Certificate of Exchange whereby the Nevada Corporation acquired 100% of the issued and outstanding membership interest of the Texas Company, in exchange for two million (2,000,000) common shares of the Nevada Company.

The Company was formed for the purpose of development custom software for the home building industry. Since then, the Company has decided to offer consulting services to small and mid-sized privately-owned companies.

The Company’s fiscal year ends April 30.

For the year ended April 30, 2012, the Company incurred losses totaling $65,625, and had a working capital deficit of $153,164.  Because of these recurring losses, the Company will require additional working capital to develop and/or renew its business operations.

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

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES

Consolidated Financial Statements

The accompanying consolidated financial statements included all the accounts of Dimus Partners, Inc. and its wholly-owned subsidiary Dimus Partners, LLC. All intercompany amounts have been eliminated.

Development Stage Policy

We are a development stage company as defined under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, Development Stage Entitie.  Our management has limited experience in the consulting business.  We have earned no revenues since our formation, have no current clients and have an accumulated deficit during the development stage of $179,264 as of April 30, 2012. We are currently being  funded by existing shareholders and anticipate being able to continue our business  operations  for  approximately the next six to eight months due to our low  overhead  and  the  limited expenses that we have. If we do not have enough money to pay our outstanding liabilities as they become due and/or if we fail to generate any revenues in the future, we will be forced to curtail or abandon our business plan and any investment in us may be lost.

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

NOTE 3– RELATED PARTY TRANSACTIONS

The Company has periodically received cash advances from the Company’s directors.  As of April 30, 2012 and 2011, $45,254 and $45,254 was outstanding, respectively. The advances are non-interest bearing, unsecured and are due upon demand.

On November 2, 2010, the Company entered into a line of credit with the Company’s president, James Patton.  The line of credit is for $50,000 dollars with an interest rate of 10% (15% upon event of default) with an expiration date of December 31, 2011. The line of credit is secured by a security agreement entered into by the Company in favor of Mr. Patton, which provides for Mr. Patton to have a security interest over substantially all of the Company’s assets and accounts. As of April 30, 2012, the outstanding principal balance on the line of credit was $46,589. The Company has made no payments to date, and the line of credit is in default.

NOTE 4 - CAPITAL STOCK

The Company’s authorized capital stock consists of 100,000,000 shares of common stock with a par value of $.001 per share, and 10,000,000 shares of preferred stock with a par value of $.001 per share.

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

At April 30, 2012 and 2011, deferred tax assets consisted of the following:

	2011	2011
Deferred tax assets
Net operating losses	$61,000	$38,600
Less: valuation allowance	(61,000)	(38,600)

Net deferred tax asset	$-	$-

The deferred tax asset valuation allowance increased by $22,400 during 2012.  At April 30, 2012, the Company had an unused net operating loss carry-forward approximating $179,000 that is available to offset future taxable income; the loss carry-forward will start to expire in 2029.

During the years ended April 30, 2012 and 2011, the effective tax rate of the Company is reconciled to the statutory rate, as follows:

	2012		2011

Statutory rate	34%		34%
Change in valuation allowance	(34%	)	(34%	)

Effective tax rate	-		-

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”) Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  This conclusion was based on the existence of the material weaknesses in our internal control over financial reporting previously disclosed and discussed below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. We identified and continue to have the following material weakness in our internal controls over financial reporting:

We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Additionally, due to the fact that we only have one officer and two Directors, who have no experience as an officer or Director of a reporting company, such lack of experienced personnel may impair our ability to maintain effective internal controls over financial reporting and disclosure controls and procedures, which may result in material misstatements to our financial statements and an inability to provide accurate and timely financial information to our stockholders.

To address the need for more effective internal controls, management has plans to improve the existing controls and implement new controls as our financial position and capital availability improves.

Management’s Annual Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. The Company's internal control over financial reporting is a process designed under the supervision of the Company's Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (US GAAP) and includes those policies and procedures that:

-	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

-
provide reasonable assurance that the transactions are recorded  as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

-	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Management recognizes that there are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective internal control can provide only reasonable assurance with respect of financial statement preparation and may not prevent or detect misstatements. In addition, effective internal control at a point in time may become ineffective in future periods because of changes in conditions or due to deterioration in the degree of compliance with our established policies and procedures.

Effective as of April 30, 2012, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.

Based on that evaluation, management concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that taken together may be considered to be a material weakness.

A material weakness is a deficiency, or combination of deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses at April 30, 2012:

(1)	lack of a functioning audit committee and lack of a majority of outside Directors on the Company's Board of Directors capable to perform the audit function; and

(2)	inadequate segregation of duties due to limited number of personnel, which makes the reporting process susceptible to management override.

Management believes that the material weaknesses set forth in items (1) and (2) above did not have an affect on the Company's financial reporting in fiscal 2012. However, management believes that the lack of a functioning audit committee and lack of a majority of outside Directors on the Company's Board of Directors can adversely affect reporting in the future years, when our operations become more complex and less transparent and require higher level of financial expertise from the overseeing body of the Company.

We are committed to improving our financial organization. As part of this commitment, we will, as soon as funds are available to the Company (1) appoint one or more outside Directors to our Board of Directors who shall be appointed to the audit committee of the Company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; (2) create a position to segregate duties consistent with control objectives and will increase our personnel resources; and (3) hire independent third parties to provide expert advice.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

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

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the name, age and position of our Directors and executive officers. There are no other persons who can be classified as a promoter or controlling person of us, other than as provided below. Our executive officers and Directors currently serving are as follows:

NAME	AGE	POSITION

James Patton	41	Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, and Director

Nathan Pettus	40	Director

Set forth below is a brief description of the background and business experience of our executive officer and Directors.

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

Audit Committee and Financial Expert, Nominating and Compensation Committee

Our board of Directors has determined that we do not have a board member that qualifies as an "audit committee financial expert" as defined in Item 407(D)(5) of Regulation S-K, nor do we have a Board member that qualifies as "independent" as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(14) of the FINRA Rules. The Company is not required to have an Audit Committee and as such, does not have one.  The Company is not required to have a Nominating Committee or Compensation Committee and as such, does not have a Nominating Committee or Compensation Committee.  The functions typically handled by an Audit Committee, Nominating Committee and Compensation Committee are handled by the Company’s full Board of Directors.

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

Board Meetings and Annual Meeting

During the fiscal year ended April 30, 2012, our Board of Directors did not meet or hold any formal meetings.  We did not hold an annual meeting in 2012.  In the absence of formal board meetings, the Board conducted all of its business and approved all corporate actions during the fiscal year ended April 30, 2012 by the unanimous written consent of its Board of Directors.

Shareholder Proposals

Our Company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for Directors. The Board of Directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our Company does not currently have any specific or minimum criteria for the election of nominees to the Board of Directors and we do not have any specific process or procedure for evaluating such nominees. The Board of Directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our Board of Directors may do so by directing a written request addressed to our President and Director, Mr. Patton, at the address appearing on the first page of this Report.

SECTION 16 (A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our Directors and officers, and the persons who beneficially own more than ten percent of our common stock, to file reports of ownership and changes in ownership with the SEC. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act.

We believe that, during fiscal 2012, our Directors, executive officers, and ten percent stockholders complied with all Section 16(a) filing requirements, with the exceptions of James Patton, Nathan Pettus and James Pacey, who inadvertently failed to timely file Form 3’s reporting their initial ownership of the Company after the Company filed its Form 8-A to become subject to Section 12(g) of the Exchange Act on November 4, 2011, which Form 3’s were subsequently filed on December 12, 2011, December 9, 2011 and December 8, 2011, respectively.

In making these statements, we have relied upon examination of the copies of Forms 3, 4, and 5, and amendments to these forms, provided to us and/or the written representations of our Directors, executive officers, and 10% stockholders.

Item 11. Executive Compensation

Summary Compensation Table*:

Name and principal position (a)	Year ended April 30 (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	All Other Compensation ($) (i)	Total ($) (j)
James Patton CEO, President, Secretary, Treasurer and Director	2012	-	-	-	-	-	$-
	2011	-	-	-	-	-	$-

Nathan Pettus Director	2012	-	-	-	-	-	$-
	2011	-	-	-	-	-	$-

* Does not include perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is more than $10,000.  No executive officer earned any non-equity incentive plan compensation or nonqualified deferred compensation during the periods reported above.  The value of the Stock Awards and Option Awards (if any) in the table above were calculated based on the fair value of such securities calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718. The above table includes all compensation paid to our sole officer, Mr. Patton and our Director, Mr. Pettus.

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

Stock Option Grants/Equity Awards

We have not granted any stock options to and have no outstanding equity awards held by our executive officers.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and related Stockholder Matters

The following table presents certain information regarding the beneficial ownership of all shares of common stock as of July 19, 2012 by (i) each person who owns beneficially more than five percent (5%) of the outstanding shares of common stock based on 4,366,649 shares outstanding as of July 19, 2012, (ii) each of our Directors, (iii) each named executive officer and (iv) all Directors and officers as a group. Except as otherwise indicated, all shares are owned directly.

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

The number of shares of common stock owned are those "beneficially owned" as determined in accordance with Rule 13d-3 of the Exchange Act of 1934, as amended, including any shares of common stock as to which a person has sole or shared voting or investment power and any shares of common stock which the person has the right to acquire within sixty (60) days through the exercise of any option, warrant or right.  In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person by reason of such acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person’s actual voting power at any particular date.

Equity Compensation Plan Information

The Company has no Equity Compensation Plans in place, whether approved by securities holders or otherwise.

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

On November 2, 2010, we entered into a Revolving Line of Credit Agreement with our President and Director, James Patton (the “Line of Credit”).  Pursuant to the Line of Credit, Mr. Patton agreed to loan us up to $50,000 as requested by the Company from time to time (on a revolving basis)(each an “Advance”) until December 31, 2011, pursuant to the terms of the Line of Credit.  Any amounts borrowed under the Line of Credit will be evidenced by a separate promissory note (each a “Note”) and bear interest at the rate of 10% per annum, provided that if an event of default occurs (as provided in the Line of Credit or the Note), such outstanding amount bears interest at the rate of 15% per annum until paid in full.  Interest payments are due on a monthly basis, for all Advances, beginning on January 31, 2011; provided that no payments of principal or interest have been made to date, and provided further that no default has been declared by Mr. Patton in connection with our failure to pay principal or interest on the Advances to date.  The maturity date of each Note was December 31, 2011.  All Advances are secured by a Security Agreement entered into by the Company in favor of Mr. Patton, which provides for Mr. Patton to have a security interest over substantially all of the Company’s assets and accounts. The Company had borrowed $46,589 under the Line of Credit as of April 30, 2012.  As the Line of Credit expired on December 31, 2011, the Company is unable at this time to borrow any additional funds under the Line of Credit, provided that the Company’s President, James Patton, anticipates continuing to loan the Company funding on an as needed basis moving forward regardless of the termination of the Line of Credit.

The Company has periodically received cash advances from the Company’s Directors, James Patton and Nathan Pettus.  As of April 30, 2012, $45,254 of advances from related party, which included amounts advanced by James Patton, our Chief Executive Officer and Director and advanced by Nathan Pettus, our Director, which amounts are payable on demand.

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

As described above, in lieu of an Audit Committee, the Company’s Board of Directors is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results and effectiveness of the annual audit of the Company's financial statements and other services provided by the Company’s independent public accountants. The Company’s Chief Executive Officer and Chief Financial Officer review the Company's internal accounting controls, practices and policies.

Item 14. Principal Accounting Fees and Services

The Company appointed LBB & Associates Ltd., LLP as its independent auditors to audit the consolidated financial statements of the Company for the fiscal years ended April 30, 2012 and April 30, 2011.

Following is a summary of the fees expensed relating to professional services rendered by the principal accountants during the fiscal years ended April 30, 2012 and April 30, 2011:

Fee Category	2012 Fees	2011 Fees

Audit Related Fees	$19,515	$17,845
All Other Fees	$-	$-

Total Fees	$19,515	$17,845

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a)
We have filed the following documents as part of this Annual Report on Form 10-K. Financial statement schedules have been omitted since they either are not required, not applicable, or the information is otherwise included.

Financial Statements

(b)	Exhibit listing.

See the Exhibit Index immediately following the signature page of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

DIMUS PARTNERS, INC.

Date: July 25, 2012	By: /s/ James Patton James Patton Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer), President, Treasurer and Director

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	By: /s/ James Patton	By:	/s/ Nathan Pettus
	James Patton Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer), President, Treasurer and Director		Nathan Pettus Director

	Date: July 25, 2012		Date: July 25, 2012

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1(1)	Articles of Incorporation

3.2(1)	Amended and Restated Bylaws

10.1(1)	Letter of Intent Jimmy Jacobs Custom Homes

10.2(2)	Revolving Line of Credit ($50,000) and Related Documents

31*	Certificate of the Chief Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certificate of the Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*(#)	XBRL Instance Document

101.SCH*(#)	XBRL Schema Document

101.CAL*(#)	XBRL Calculation Linkbase Document

101.DEF*(#)	XBRL Definition Linkbase Document

101.LAB*(#)	XBRL Label Linkbase Document

101.PRE*(#)	XBRL Presentation Linkbase Document

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