Form 10-Q
period 2012-07-31
Dimus Partners Inc.
filed 2012-09-17
CIK 1479382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2012

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

State the number of shares of the issuer’s common stock outstanding, as of the latest practicable date: 4,366,649 shares of common stock issued and outstanding as of September 12, 2012.

PART I—FINANCIAL INFORMATION
Item 1.  Financial Statements.

DIMUS PARTNERS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
	July 31,	April 30,
	2012	2012
	(unaudited)
ASSETS
Current assets
Cash	$845	$1,055

Total current assets	845	1,055

Property and equipment, net	-	-

Total assets	$845	$1,055

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$79,507	$62,376
Advances from related parties	45,254	45,254
Line of credit - related party	52,589	46,589

Total current liabilities	177,350	154,219

Commitments	-	-

Total liabilities	177,350	154,219

STOCKHOLDERS' DEFICIT
Preferred stock, $.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $.001 par value, 100,000,000 shares authorized, 4,366,649 shares issued and outstanding July 31, 2012 and April 30, 2012 respectively	4,367	4,367
Additional paid in capital	21,733	21,733
Deficit accumulated during the development stage	(202,605)	(179,264)
Total stockholders' deficit	(176,505)	(153,164)

Total liabilities and stockholders' deficit	$845	$1,055

See accompanying notes to consolidated financial statements.

DIMUS PARTNERS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THREE MONTHS ENDED JULY 31, 2012 AND 2011 AND PERIOD
FROM MAY 24, 2007 (INCEPTION) THROUGH JULY 31, 2012
(Unaudited)
			Inception
	Three Months Ended		Through
	July 31,		July 31,
	2012	2011	2012

Operating expenses
General and administrative	$17,919	$22,120	$185,201
Depreciation	-	268	6,631

Loss from operations	(17,919)	(22,388)	(191,832)

Interest expense	(5,422)	(267)	(10,773)

Net loss	$(23,341)	$(22,655)	$(202,605)

Net loss per share:
Basic and diluted	$(0.01)	$(0.01)

Weighted average shares outstanding:
Basic and diluted	4,366,649	4,366,649

See accompanying notes to consolidated financial statements.

DIMUS PARTNERS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THREE MONTHS ENDED JULY 31, 2012 AND 2011 AND PERIOD
FROM MAY 24, 2007 (INCEPTION) THROUGH JULY 31, 2012
			Inception
	Three Months Ended		Through
	July 31,		July 31,
	2012	2011	2012

CASH FLOWS FROM OPERATING ACTIVITIES	$(23,341)	$(22,655)	$(202,605)
Net loss
Adjustment to reconcile net loss to net
cash used in operating activities
Depreciation	-	268	6,631
Common shares issued for services	-	-	1,100
Changes in:
Accounts payable and accrued expenses	17,131	(2,259)	79,507
NET CASH USED IN OPERATING ACTIVITIES	(6,210)	(24,646)	(115,367)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	-	(6,631)
NET CASH USED IN INVESTING ACTIVITIES	-	-	(6,631)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common shares issued for cash	-	-	25,000
Advances from related parties	-	-	45,254
Proceeds from line of credit - related party	6,000	25,095	52,589
NET CASH PROVIDED BY FINANCING ACTIVITIES	6,000	25,095	122,843

NET INCREASE IN CASH	(210)	449	845
Cash, beginning of period	1,055	432	-
Cash, end of period	$845	$881	$845

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$10	$16	$412
Income taxes paid	$-	$-	$-

See accompanying notes to consolidated financial statements.

DIMUS PARTNERS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2012
(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Dimus Partners, Inc. (“Dimus” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, we have condensed or omitted certain information and footnote disclosures that are included in our annual financial statements as included in the Company’s 2012 Annual Report on Form 10-K, as filed with the SEC on July 25, 2012. These statements should be read in conjunction with the April 30, 2012 audited financial statements and notes thereto.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

NOTE 2 – RELATED PARTY TRANSACTIONS

The Company has periodically received cash advances from the Company’s directors.  As of July 31, 2012, $45,254 was outstanding.  The advances are non-interest bearing, unsecured and are due upon demand.

On November 2, 2010 the Company entered into a $50,000 line of credit with the Company’s president, James Patton.  The line of credit bears interest of 10% per annum (15% if in default) and matures December 31, 2011. The Company was required to make monthly payments of principal and interest on the first day of each month after January 31, 2011, until maturity on December 31, 2011, at which time all unpaid principal and interest was due.  To date the Company has made no interest or principal payments. The line of credit is secured by a security agreement entered into by the Company in favor of Mr. Patton, which provides for Mr. Patton to have a security interest over substantially all of the Company’s assets and accounts.

As of July 31, 2012, the outstanding principal balance on the line of credit is $52,589.  The line of credit is presently in default since it is past due, and all unpaid principal and interest is due.  The current interest rate is 15% per annum since the instrument is in default.

NOTE 3 – GOING CONCERN

There are no assurances that the Company will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, public offerings and/or bank financing necessary to support the Company’s working capital requirements.  To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient to support the Company’s working capital requirements, the Company will have to raise additional working capital from additional financing.  No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company.  If adequate working capital is not available, the Company may not be able continue its operations.

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

All statements that are included in this Quarterly Report, other than statements of historical fact, are forward-looking statements. Forward-looking statements involve known and unknown risks, assumptions, uncertainties, and other factors. Statements made in the future tense, and statements using words such as “may,” “can,” “could,” “should,” “predict,” “aim’” “potential,” “continue,” “opportunity,” “intend,” “goal,” “estimate,” “expect,” “expectations,” “project,” “projections,” “plans,” “anticipates,” “believe,” “think,” “confident” “scheduled” or similar expressions are intended to identify forward-looking statements. Forward-looking statements are not a guarantee of performance and are subject to a number of risks and uncertainties, many of which are difficult to predict and are beyond our control. These risks and uncertainties could cause actual results to differ materially from those expressed in or implied by the forward-looking statements, and therefore should be carefully considered. We caution you not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We disclaim any obligation to update any of these forward-looking statements as a result of new information, future events, or otherwise, except as expressly required by law. References in this Form 10-Q, unless another date is stated, are to July 31, 2012. As used herein, the “Company,” “Dimus,” “Dimus Partners,” “we,” “us,” “our” and words of similar meaning refer to Dimus Partners, Inc.

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

Interest payments are due on a monthly basis, for all Advances, beginning on January 31, 2011; provided that no payments of principal or interest have been made to date, and provided further that no default has been declared by Mr. Patton in connection with our failure to pay principal or interest on the Advances to date.  The maturity date of each Note was December 31, 2011.  All Advances are secured by a Security Agreement entered into by the Company in favor of Mr. Patton, which provides for Mr. Patton to have a security interest over substantially all of the Company’s assets and accounts. The Company had borrowed $52,589 under the Line of Credit as of July 31, 2012.  As the Line of Credit expired on December 31, 2011, the Company is unable at this time to borrow any additional funds under the Line of Credit, provided that the Company’s President, James Patton, anticipates continuing to separately loan the Company funding on an as needed basis moving forward regardless of the termination of the Line of Credit.

The Company has periodically received cash advances from the Company’s Directors, James Patton and Nathan Pettus.  As of July 31, 2012, $45,254 of advances from related party, which included amounts advanced by James Patton, our Chief Executive Officer and Director and advanced by Nathan Pettus, our Director, which amounts are payable on demand.

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

The Company plans to begin marketing the Company’s services to home construction builders (which is only one segment of customers the Company is planning to focus on) by December 2012.  The Company anticipates that such marketing efforts will cost approximately $10,000, which the Company anticipates paying from proceeds borrowed from its officers and Directors, assuming funds are available, or through the sale of debt or equity securities.

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

COMPARISON OF OPERATING RESULTS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 31, 2012, COMPARED TO THE THREE MONTHS ENDED JULY 31, 2011

The Company is in the development stage, did not generate any revenues for the three months ended July 31, 2012 or 2011, and has not generated any revenues to date.

We had operating expenses of $17,919, consisting solely of general and administrative expenses for the three months ended July 31, 2012, compared to operating expenses of $22,388 consisting of general and administrative expenses of $22,120 and depreciation expense of $268 for the three months ended July 31, 2011, a decrease in operating expenses of $4,469 from the prior period, which decrease was due to the $4,201 decrease in general administrative expenses.  General and administrative expenses decreased due to less legal and accounting expenses incurred during the three months ended July 31, 2012, compared to the prior period.

We had interest expense of $5,422 for the three months ended July 31, 2012, compared to $267 for the three months ended July 31, 2011. Interest expense represented amounts due on the Company’s American Express Credit Card and in connection with the Line of Credit (described below) and increased for the three months ended July 31, 2012, compared to the prior period due mainly to increased borrowings under the Line of Credit.

We had a net loss of $23,341 for the three months ended July 31, 2012, compared to a net loss of $22,655 for the three months ended July 31, 2011, an increase in net loss of $686 from the prior period.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets of $845 as of July 31, 2012, consisting solely of current assets and representing $845 of cash.

We had total liabilities, consisting solely of current liabilities of $177,350 as of July 31, 2012, which liabilities included $79,507 of accounts payable and accrued expenses, $45,254 of advances from related party, which included amounts advanced by James Patton, our Chief Executive Officer and Director and advanced by Nathan Pettus, our Director, and $52,589 of amounts due under the Line of Credit (as defined and described below).  The advances are non-interest bearing, unsecured and are due upon demand.

We had a working capital deficit of $176,505 and a deficit accumulated during the development stage of $202,605 as of July 31, 2012.

We had $6,210 of net cash used in operating activities for the three months ended July 31, 2012, which included $23,341 of net loss offset by $17,131 of increase in accounts payable and accrued expenses.

We had $6,000 of net cash provided by financing activities for the three months ended July 31, 2012, which was due solely to amounts borrowed from Mr. Patton under the Line of Credit (as defined and described below).

From July 2008 through July 2009, in connection with a private placement offering, the Company sold an aggregate of 166,649 shares of common stock to 35 investors for aggregate consideration of $25,000.

On November 2, 2010, we entered into a Revolving Line of Credit Agreement with our President and Director, James Patton (the “Line of Credit”).  Pursuant to the Line of Credit, Mr. Patton agreed to loan us up to $50,000 as requested by the Company from time to time (on a revolving basis)(each an “Advance”) until December 31, 2011, pursuant to the terms of the Line of Credit.  Any amounts borrowed under the Line of Credit are evidenced by a separate promissory note (each a “Note”) which bears interest at the rate of 10% per annum, provided that if an event of default occurs (as provided in the Line of Credit or the Note), such outstanding amount bears interest at the rate of 15% per annum until paid in full.  Interest payments are due on a monthly basis, for all Advances, beginning on January 31, 2011; provided that no payments of principal or interest have been made to date, and provided further that no default has been declared by Mr. Patton in connection with our failure to pay principal or interest on the Advances to date.  The maturity date of each Note was December 31, 2011.  All Advances are secured by a Security Agreement entered into by the Company in favor of Mr. Patton, which provides for Mr. Patton to have a security interest over substantially all of the Company’s assets and accounts. The Company had borrowed $52,589 under the Line of Credit as of July 31, 2012.  As the Line of Credit expired on December 31, 2011, the Company is unable at this time to borrow any additional funds under the Line of Credit, provided that the Company’s President, James Patton, anticipates continuing to loan the Company funding on an as needed basis moving forward regardless of the termination of the Line of Credit.

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

PART II—OTHER INFORMATION

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

We Are Not Currently Able to Borrow Any Funds Under The Line Of Credit. Furthermore, We Currently Owe $52,589 Under The Line Of Credit, The Repayment Of Which Is Secured By A Security Interest In Substantially All Of Our Assets.

On November 2, 2010, we entered into the Line of Credit with our President and Director, James Patton.  Pursuant to the Line of Credit, Mr. Patton agreed to loan us up to $50,000 as requested by the Company from time to time (on a revolving basis) until December 31, 2011.  Any amounts borrowed under the Line of Credit bear interest at the rate of 10% per annum, provided that if an event of default occurs, such outstanding amount bears interest at the rate of 15% per annum until paid in full.  Interest payments are due on a monthly basis, beginning on January 31, 2011; provided that no payments of interest or principal have been made to date, and provided further that no default has been declared by Mr. Patton in connection with our failure to pay any principal or interest to date.  The maturity date of the amounts borrowed under the Line of Credit was December 31, 2011.  All amounts loaned are secured by a Security Agreement entered into by the Company in favor of Mr. Patton, which provides for Mr. Patton to have a security interest over substantially all of the Company’s assets and accounts.  The Company had borrowed $52,589 under the Line of Credit as of July 31, 2012. The Line of Credit expired on December 31, 2011, provided that the Company’s President, James Patton, anticipates continuing to loan the Company funding on an as needed basis moving forward regardless of the termination of the Line of Credit. As the amounts borrowed under the Line of Credit are secured by a security interest covering substantially all of our assets, the occurrence of an event of default under the Line of Credit (including Mr. Patton declaring a default in connection with our failure to pay interest on the amounts borrowed under the Line of Credit which have not been paid to date and are currently outstanding and past due), could enable Mr. Patton to enforce his security interest and take control over all of our assets, which could cause us to curtail or cease our business operations and cause the value of our securities, if any, to become worthless.

We Have Not Generated Any Revenues Since Our Inception In May 2007.

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

Our Auditor Has Raised Substantial Doubt As To Whether We Can Continue As A Going Concern.

We have generated no revenues since our inception. We had a working capital deficit of $176,505 and a deficit accumulated during the development stage of $202,605 as of July 31, 2012. We had a net loss of $23,341 for the three months ended July 31, 2012, $22,655 for the three months ended July 31, 2011, $65,625 for the year ended April 30, 2012 and a net loss of $38,089 for the year ended April 30, 2011.  There are no assurances that the Company will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, public offerings and/or bank financing necessary to support the Company’s working capital requirements.  To the extent that the funds borrowed from our management or generated from any private placements, public offerings and/or bank financing are insufficient to support the Company’s working capital requirements, the Company will have to raise additional working capital from additional financing.  No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company.  If adequate working capital is not available, the Company may not renew or continue its operations. These factors among others indicate that we may be unable to continue as a going concern, particularly in the event that we cannot obtain additional financing and/or attain profitable operations.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty and if we cannot continue as a going concern, your investment could become devalued or even worthless.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6.  Exhibits.

Exhibit Number	Description of Exhibit

3.1(1)	Articles of Incorporation

3.2(1)	Amended and Restated Bylaws

10.1(1)	Letter of Intent Jimmy Jacobs Custom Homes

10.2(2)	Revolving Line of Credit ($50,000) and Related Documents

31*	Certificate of the Chief Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certificate of the Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS(#)	XBRL Instance Document

101.SCH(#)	XBRL Schema Document

101.CAL(#)	XBRL Calculation Linkbase Document

101.DEF(#)	XBRL Definition Linkbase Document

101.LAB(#)	XBRL Label Linkbase Document

101.PRE(#)	XBRL Presentation Linkbase Document

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIMUS PARTNERS, INC.

Date: September 17, 2012	By: /s/ James Patton James Patton Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer), President, Treasurer and Director

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1(1)	Articles of Incorporation

3.2(1)	Amended and Restated Bylaws

10.1(1)	Letter of Intent Jimmy Jacobs Custom Homes

10.2(2)	Revolving Line of Credit ($50,000) and Related Documents

31*	Certificate of the Chief Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certificate of the Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS(#)	XBRL Instance Document

101.SCH(#)	XBRL Schema Document

101.CAL(#)	XBRL Calculation Linkbase Document

101.DEF(#)	XBRL Definition Linkbase Document

101.LAB(#)	XBRL Label Linkbase Document

101.PRE(#)	XBRL Presentation Linkbase Document

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