Form 10-Q
period 2012-10-31
China Xibolun Technology Holdings Corp
filed 2012-12-21
CIK 1479382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2012

      . TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to _____________

China Xibolun Technology Holdings Corporation

(Formerly known as Dimus Partners, Inc.)

Commission File No. 000-54539

Nevada	27-1179591
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

No.587, 15th Road, 3rd Avenue,

Binhai Industrial Park, Eco & Tech Development Zone,

Wenzhou, China

Postal Code: 325088

 (Address of Principal Executive Offices)

0086-13909840703

(Issuer’s telephone number)

Copy of Communications to:

Bernard & Yam, LLP

Attn: Man Yam, Esq.

401 Broadway Suite 1708, New York, NY 10013

Phone: 212-219-7783

Fax: 212-219-3604

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. [X] YES  [  ]NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

[X] YES  [  ]NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

 [X] YES  [  ]NO

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 4,366,649 Shares of Common Stock, as of December 10, 2012.

TABLE OF CONTENTS

PART I

Item 1.	Consolidated Financial Statements

Consolidated Balance Sheets

Consolidated Statements of Operations (unaudited)

Consolidated Statements of Cash Flows (unaudited)

Notes to Consolidated Financial Statements (unaudited)

Item 2.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Item 3.	Quantitative And Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 2.	Unregistered Sales Of Equity Securities And Use Of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Mine Safety Disclosures

Item 5.	Other Information

Item 6.	Exhibits

SIGNATURES

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

CHINA XIBOLUN TECHONLOGY HOLDINGS CORPORATION. (FORMERLY KNOWN AS DIMUS PARTNERS, INC.) (A DEVELOPMENT STAGE COMPANY) CONSOLIDATED BALANCE SHEETS

	October 31, 2012	April 30, 2012
	(unaudited)
ASSETS
Current assets
Cash	$-	$1,055

Total current assets	-	1,055

Property and equipment, net	-	-

Total assets	$-	$1,055

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$-	$62,376

Advances from related party	-	45,254

Line of credit - related party	-	46,589

Total current liabilities	-	154,219

Total liabilities	-	154,219

STOCKHOLDERS' DEFICIT

Preferred stock, $.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	-	-

Common stock, $.001 par value, 100,000,000 shares authorized, 4,366,649 shares issued and outstanding October 31, 2012 and April 30, 2012 respectively	4,367	4,367

Additional paid in capital	191,773	21,733

Deficit accumulated during the development stage	(196,140)	(179,264)

Total stockholders' deficit	-	(153,164)

Total liabilities and stockholders' deficit	$-	$1,055

See accompanying notes to consolidated financial statements.

CHINA XIBOLUN TECHONLOGY HOLDINGS CORPORATION. (FORMERLY KNOWN AS DIMUS PARTNERS, INC.) (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF OPERATIONS
FOR SIX AND THREE MONTHS ENDED OCTOBER 31, 2012 AND 2011 AND PERIOD FROM MAY 24, 2007 (INCEPTION) THROUGH OCTOBER 31, 2012

(Unaudited)
					Inception
	Six Month Ended		Three Months Ended		Through
	October 31,		October 31,		October 31,
	2012	2011	2012	2011	2012

Operating expenses

General and administrative	$28,764	$35,929	$10,845	$13,810	$196,046

Depreciation	-	268	-	-	6,631

Loss from operations	(28,764)	(36,197)	(10,845)	(13,810)	(202,677)

Interest expense	(5,422)	(1,126)	-	(858)	(10,773)

Gain on settlement of debt	17,310	-	17,310	-	17,310

Net income (loss)	$(16,876)	$(37,323)	$6,465	$(14,668)	$(196,140)

Net loss per share:
Net loss per share, Basic and diluted	$(0.00)	$(0.01)	$0.00	$(0.00)

Weighted average shares outstanding, Basic and diluted	4,366,649	4,366,649	4,366,649	4,366,649

See accompanying notes to consolidated financial statements.

CHINA XIBOLUN TECHONLOGY HOLDINGS CORPORATION. (FORMERLY KNOWN AS DIMUS PARTNERS, INC.) (A DEVELOPMENT STAGE COMPANY)
UNAUDITED STATEMENTS OF CASH FLOWS
FOR SIX MONTHS ENDED OCTOBER 31, 2012 AND 2011 AND PERIOD FROM MAY 24, 2007 (INCEPTION) THROUGH OCTOBER 31, 2012

	Six Months Ended October 31,			Inception Through October 31,

	2012	2011		2012

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(16,876)	$(37,323)		$(196,140)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation	-	268		6,631

Common shares issued for services	-	-		1,100
Changes in:
Gain on settlement of liabilities	(17,310)	-	-	(17,310)
			-
Accounts payable and accrued expenses	27,131	9,009		89,507

NET CASH USED IN OPERATING ACTIVITIES	(7,055)	(28,046)		(116,212)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	-		(6,631)

NET CASH USED IN INVESTING ACTIVITIES	-	-		(6,631)

CASH FLOWS FROM FINANCING ACTIVITIES:

Common shares issued for cash	-	-		25,000

Advances from related parties	-	-		45,254

Proceeds from line of credit - related party	6,000	30,095		52,589

NET CASH PROVIDED BY FINANCING ACTIVITIES	6,000	30,095		122,843

NET CHANGE IN CASH	(1,055)	2,049		-

Cash, beginning of period	1,055	432		-

Cash, end of period	$-	$2,481		$-

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid	$10	$155		$421

Income taxes paid	$-	$-		$-

Settlement of liabilities by shareholder on behalf of Company	$170,040	-		$170,040

See accompanying notes to consolidated financial statements.

CHINA XIBOLUN TECHONLOGY HOLDINGS CORPORATION.

(FORMERLY KNOWN AS DIMUS PARTNERS, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2012

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of China Xibolun Technology Holdings Corporation. (Formerly known as Dimus Partners, Inc.) (“Xibolun” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, we have condensed or omitted certain information and footnote disclosures that are included in our annual financial statements as included in the Company’s 2012 Annual Report on Form 10-K, as filed with the SEC on July 25, 2012. These statements should be read in conjunction with the April 30, 2012 audited financial statements and notes thereto.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

NOTE 2 – RELATED PARTY TRANSACTIONS

The Company has periodically received cash advances from the Company’s directors. The entire balance was settled in September 2012.

On November 2, 2010 the Company entered into a $50,000 line of credit with the Company’s president, James Patton.  The line of credit bears interest of 10% per annum (15% if in default) and was settled in full in September 2012. The line of credit is no longer available to the Company.

On September 21, 2012, James Patton, Nathan Pettus and James Pacey (“Sellers”), who are collectively the controlling shareholders of the company, sold 4,200,000 shares of common stock of the Company to Chin Yung Kong and Anyuan Sun (“Purchasers”).The sold 4,200,000 shares of common stock represented approximately 96.2% of the total issued and outstanding stock of the Company.  As result of this share purchase transaction, Chin Yung Kong and Anyuan Sun became the controlling shareholders of the Company.

In conjunction with the September 21, 2012 transaction, all the liabilities of the Company prior to September 21, 2012 were settled by a Company shareholder for $123,040, resulting in a gain on settlement of $17,310.

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

All statements that are included in this Quarterly Report, other than statements of historical fact, are forward-looking statements. Forward-looking statements involve known and unknown risks, assumptions, uncertainties, and other factors. Statements made in the future tense, and statements using words such as “may,” “can,” “could,” “should,” “predict,” “aim’” “potential,” “continue,” “opportunity,” “intend,” “goal,” “estimate,” “expect,” “expectations,” “project,” “projections,” “plans,” “anticipates,” “believe,” “think,” “confident” “scheduled” or similar expressions are intended to identify forward-looking statements. Forward-looking statements are not a guarantee of performance and are subject to a number of risks and uncertainties, many of which are difficult to predict and are beyond our control. These risks and uncertainties could cause actual results to differ materially from those expressed in or implied by the forward-looking statements, and therefore should be carefully considered. We caution you not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We disclaim any obligation to update any of these forward-looking statements as a result of new information, future events, or otherwise, except as expressly required by law. References in this Form 10-Q, unless another date is stated, are to October 31, 2012. As used herein, the “Company,” “we,” “us,” “our” and words of similar meaning refer to China Xibolun Technology Holdings Corporation.

Overview

China Xibolun Technology Holdings Corporation (formerly Dimus Partners, Inc.) was incorporated in the state of Nevada on April 18, 2008, under the name Dimus Partners, Inc. We have not generated any revenues to date.  To date we have had only limited operations.

On September 21, 2012, James Patton, Nathan Pettus and James Pacey (“Sellers”), who are collectively the controlling shareholders of Dimus Partners, Inc (“Company”), sold 4,200,000 shares of common stock of the Company to Chin Yung Kong and Anyuan Sun (“Purchasers”) for an aggregated price of $ 190,000.00.The sold 4,200,000 shares of common stock represented approximately 96.2% of the total issued and outstanding stock of the Company.  As result of this share purchase transaction, Chin Yung Kong and Anyuan Sun became the controlling shareholders of the Company. The liabilities of $177,350 of the Company prior to September 21, 2012 have been settled by the Company resulting in a $17,310 gain..

On October 11, 2012, we changed our name to China Xibolun Technology Holdings Corporation.

Results of Operations For The Six Months Ended October 31, 2012, Compared To The Six Months Ended October 31, 2011

The Company is in the development stage, did not generate any revenues for the six months ended October 31, 2012 or 2011, and has not generated any revenues to date.

We had operating expenses of $28,764, consisting solely of general and administrative expenses for the six months ended October 31, 2012, compared to operating expenses of $36,197 consisting of general and administrative expenses of $35,929 and depreciation expense of $268 for the six months ended October 31, 2011, a decrease in operating expenses of $7,433 from the prior period, which decrease was due to the $7,165 decrease in general administrative expenses.  General and administrative expenses decreased due to less legal and accounting expenses incurred during the six months ended October 31, 2012, compared to the prior period.

We had interest expense of $5,422 for the six months ended October 31, 2012, compared to $1,126 for the six months ended October 31, 2011. Interest expense represented amounts due on the Company’s American Express Credit Card and in connection with the Line of Credit and increased for the six months ended October 31, 2012, compared to the prior period due mainly to increased borrowings under the Line of Credit.

We had a net loss of $16,876 for the six months ended October 31, 2012, compared to a net loss of $37,323 for the six months ended October 31, 2011..

LIQUIDITY AND CAPITAL RESOURCES

We had total assets of $0 as of October 31, 2012. We had no liabilities as all liabilities of the Company prior to September 21, 2012 has been released and forgiven by creditors. .

We had $7,055 of net cash used in operating activities for the six months ended October 31, 2012, which included $16,876 of net loss offset by $27,131 of decrease in accounts payable and accrued expenses and gain on settlement of liabilities of $17,310.

We had $6,000 of net cash provided by financing activities for the six months ended October 31, 2012, which was which was due solely to amounts borrowed from Mr. Patton (former President of the Company) under the Line of Credit.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that  information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

Not required for small reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 21, 2012, James Patton, Nathan Pettus and James Pacey (“Sellers”), who are collectively the controlling shareholders of the company, sold 4,200,000 shares of common stock of the Company to Chin Yung Kong and Anyuan Sun (“Purchasers”).The sold 4,200,000 shares of common stock represented approximately 96.2% of the total issued and outstanding stock of the Company.  As result of this share purchase transaction, Chin Yung Kong and Anyuan Sun became the controlling shareholders of the Company.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Xibolun Technology Holdings Corporation. Formerly known as Dimus Partners, Inc.
December 21, 2012
By:	/ S / Chin Yung Kong
Chin Yung Kong President and Chief Executive Officer