Form 10-Q
period 2013-01-31
China Xibolun Technology Holdings Corp
filed 2013-03-19
CIK 1479382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2013

      [  ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to _____________

China Xibolun Technology Holdings Corporation.

(Formerly known as Dimus Partners, Inc.)

Commission File No. 000-54539

Nevada	27-1179591
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

No.587, 15th Road, 3rd Avenue,

Binhai Industrial Park, Eco & Tech Development Zone,

Wenzhou, China, Postal Code: 325088

 (Address of Principal Executive Offices)

0086-13909840703

(Issuer’s telephone number)

Copy of Communications to:

Bernard & Yam, LLP

401 Broadway Suite 1708

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

 [X] YES  [  ]NO

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 4,366,649 Shares of Common Stock, as of March 15, 2013.

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

SIGNATURES

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

CHINA XIBOLUN TECHNOLOGY HOLDINGS CORPORATION. (FORMERLY KNOWN AS DIMUS PARTNERS, INC.) (A DEVELOPMENT STAGE COMPANY) CONSOLIDATED BALANCE SHEETS

	January 31, 2013	April 30, 2012
	(unaudited)
ASSETS
Current assets
Cash	$-	$1,055

Total current assets	-	1,055

Property and equipment, net	-	-

Total assets	$-	$1,055

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$8,232	$62,376

Advances from related party	-	45,254

Line of credit - related party	-	46,589

Total current liabilities	8,232	154,219

Total liabilities	8,232	154,219

STOCKHOLDERS' DEFICIT

Preferred stock, $.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	-	-

Common stock, $.001 par value, 100,000,000 shares authorized, 4,366,649 shares issued and outstanding January 31, 2013 and April 30, 2012 respectively	4,367	4,367

Additional paid in capital	191,773	21,733

Deficit accumulated during the development stage	(204,372)	(179,264)

Total stockholders' deficit	(8,232)	(153,164)

Total liabilities and stockholders' deficit	$-	$1,055

See accompanying notes to consolidated financial statements.

CHINA XIBOLUN TECHNOLOGY HOLDINGS CORPORATION.

(FORMERLY KNOWN AS DIMUS PARTNERS, INC.)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR NINE AND THREE MONTHS ENDED JANUARY 31, 2013 AND 2012 AND PERIOD

FROM MAY 24, 2007 (INCEPTION) THROUGH JANUARY 31, 2013

(UNAUDITED)

	Nine Months ended January 31, 2013	Nine Months ended January 31, 2012	Three Months ended January 31, 2013	Three Months ended January 31, 2012	Inception through January 31, 2013

Operating expenses

General and administrative	$36,996	$53,971	$8,232	$18,042	$204,278

Depreciation	-	268	-	-	6,631

Loss from operations	(36,996)	(54,239)	(8,232)	(18,042)	(210,909)

Interest expense	(5,422)	(3,004)	-	(1,878)	(10,773)

Gain on settlement of liabilities	17,310	-	-	-	17,310

Net loss	$(25,108)	$(57,243)	$(8,232)	$(19,920)	$(204,372)

Net loss per share:

Net loss per share, Basic and diluted	$(0.01)	$(0.01)	$(0.00)	$(0.00)

Weighted average shares outstanding, Basic and diluted	4,366,649	4,366,649	4,366,649	4,366,649

See accompanying notes to consolidated financial statements

CHINA XIBOLUN TECHNOLOGY HOLDINGS CORPORATION.

(FORMERLY KNOWN AS DIMUS PARTNERS, INC.)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR NINE MONTHS ENDED JANUARY 31, 2013 AND 2012

AND PERIOD FROM MAY 24, 2007 (INCEPTION) THROUGH JANUARY 31, 2013

(UNAUDITED)

	Nine Months Ended January 31,		Inception Through January 31,

	2013	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(25,108)	$(57,243)	$(204,372)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	-	268	6,631
Gain on settlement of liabilities	(17,310)	-	(17,310)
Common shares issued for services	-	-	1,100
Changes in assets and liabilities:
Accounts payable and accrued expenses	35,363	26,721	97,739

NET CASH USED IN OPERATING ACTIVITIES	(7,055)	(30,254)	(116,212)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	-	(6,631)

NET CASH USED IN INVESTING ACTIVITIES	-	-	(6,631)

CASH FLOWS FROM FINANCING ACTIVITIES:

Common shares issued for cash	-	-	25,000

Advances from related parties	-	-	45,254

Proceeds from line of credit - related party	6,000	36,595	52,589

NET CASH PROVIDED BY FINANCING ACTIVITIES	6,000	36,595	122,843

NET CHANGE IN CASH	(1,055)	6,341	-

Cash, beginning of period	1,055	432	-

Cash, end of period	$-	$6,773	$-
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$10	$171	$421
Income taxes paid	$-	$-	$-
Settlement of liabilities by shareholder on behalf of Company, including accounts payable, advances from related parties, and line of credit-related parties	$170,040	$-	$170,040

See accompanying notes to consolidated financial statements.

CHINA XIBOLUN TECHNOLOGY HOLDINGS CORPORATION.

(FORMERLY KNOWN AS DIMUS PARTNERS, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2013

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

NOTE 2 – RELATED PARTY TRANSACTIONS

Expenses of the Company are currently being paid by an affiliate of our controlling shareholders. We have accrued for such expenses at January 31, 2013 but have not been billed.

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

On September 21, 2012, James Patton, Nathan Pettus and James Pacey (“Sellers”), who are collectively the controlling shareholders of the Company, sold 4,200,000 shares of common stock of the Company to Chin Yung Kong and Anyuan Sun (“Purchasers”) for an aggregated price of $190,000.The 4,200,000 shares of common stock represented approximately 96.2% of the total issued and outstanding stock of the Company.  As result of this share purchase transaction, Chin Yung Kong and Anyuan Sun became the controlling shareholders of the Company.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We caution you that this report contains forward-looking statements regarding, among other things, financial, business, and operational matters. All statements that are included in this Quarterly Report, other than statements of historical fact, are forward-looking statements. Forward-looking statements involve known and unknown risks, assumptions, uncertainties, and other factors. Statements made in the future tense, and statements using words such as “may,” “can,” “could,” “should,” “predict,” “aim’” “potential,” “continue,” “opportunity,” “intend,” “goal,” “estimate,” “expect,” “expectations,” “project,” “projections,” “plans,” “anticipates,” “believe,” “think,” “confident” “scheduled” or similar expressions are intended to identify forward-looking statements. Forward-looking statements are not a guarantee of performance and are subject to a number of risks and uncertainties, many of which are difficult to predict and are beyond our control. These risks and uncertainties could cause actual results to differ materially from those expressed in or implied by the forward-looking statements, and therefore should be carefully considered. We caution you not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We disclaim any obligation to update any of these forward-looking statements as a result of new information, future events, or otherwise, except as expressly required by law. References in this Form 10-Q, unless another date is stated, are to January 31, 2013. As used herein, the “Company,” “we,” “us,” “our” and words of similar meaning refer to China Xibolun Technology Holdings Corporation.

Overview

China Xibolun Technology Holdings Corporation (formerly Dimus Partners, Inc.) was incorporated in the state of Nevada on April 18, 2008, under the name Dimus Partners, Inc. We have not generated any revenues to date.  To date we have had only limited operations.

On September 21, 2012, James Patton, Nathan Pettus and James Pacey (“Sellers”), who were collectively the controlling shareholders of Dimus Partners, Inc (“Company”), sold 4,200,000 shares of common stock of the Company to Chin Yung Kong and Anyuan Sun (“Purchasers”) for an aggregated price of $ 190,000.The 4,200,000 shares of common stock represented approximately 96.2% of the total issued and outstanding stock of the Company.  As result of this share purchase transaction, Chin Yung Kong and Anyuan Sun became the controlling shareholders of the Company. The liabilities of $177,350 of the Company prior to September 21, 2012 have been settled by the Company resulting in a $17,310 gain.

On October 11, 2012, we changed our name to China Xibolun Technology Holdings Corporation.

Results of Operations For The Nine Months Ended January 31, 2013, Compared To The Nine Months Ended January 31, 2012

The Company is in the development stage, did not generate any revenues for the nine months ended January 31, 2013 or 2012, and has not generated any revenues to date.

We had operating expenses of $36,996 consisting solely of general and administrative expenses for the nine months ended January 31, 2013, compared to operating expenses of $54,239 consisting of general and administrative expenses of $53,971 and depreciation expense of $268 for the nine months ended January 31, 2012, a decrease in operating expenses of $17,243 from the prior period, which decrease was due to the decrease in general administrative expenses.

We had interest expense of $5,422 for the nine months ended January 31, 2013, compared to $3,004 for the nine months ended January 31, 2012. Interest expense represented amounts due on the Company’s American Express Credit Card and in connection with the Line of Credit which increased due to increased borrowing under the line of credit.

We had a net loss of $25,108 for the nine months ended January 31, 2013, compared to a net loss of $57,243 for the nine months ended January 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets of $0 as of January 31, 2013. We had liabilities of $8,232 as of January 31, 2013.

We had $7,055 of net cash used in operating activities for the nine months ended January 31, 2013, which included $25,108 of net loss offset by $35,363 of decrease in accounts payable and accrued expenses and gain on settlement of liabilities of $17,310.

We had $6,000 of net cash provided by financing activities for the nine months ended January 31, 2013, which was which was due solely to amounts borrowed from Mr. Patton (former President of the Company) under the Line of Credit.

From July 2008 through July 2009, in connection with a private placement offering, the Company sold an aggregate of 166,649 shares of common stock to 35 investors for aggregate consideration of $25,000.

Expenses of the Company are currently being paid by an affiliate of our controlling shareholders. The Company is dependent on such arrangements or additional outside financing, if even available to the Company, in order to meet its financial obligations and continue its operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 21, 2012, James Patton, Nathan Pettus and James Pacey (“Sellers”), who are collectively the controlling shareholders of the company, sold 4,200,000 shares of common stock of the Company to Chin Yung Kong and Anyuan Sun (“Purchasers”) for an aggregate price of $190,000.The 4,200,000 shares of common stock represented approximately 96.2% of the total issued and outstanding stock of the Company.  As result of this share purchase transaction, Chin Yung Kong and Anyuan Sun became the controlling shareholders of the Company.

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
March 18, 2013
By:	/ S / Chin Yung Kong
Chin Yung Kong President and Chief Executive Officer