Form 10-K
period 2013-04-30
China Xibolun Technology Holdings Corp
filed 2013-08-13
CIK 1479382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2013

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _____________ TO _____________

Commission File Number: 000-54539

China Xibolun Technology Holdings Corporation

———————

(Formerly known as “Dimus Partners, Inc.)

Nevada (State or other jurisdiction of incorporation)	000-54539 (Commission File Number)	27-1179591 (I.R.S. Employer Identification Number)

No.587, 15th Road, 3rd Avenue,

Binhai Industrial Park, Eco & Tech Development Zone,

Wenzhou, China

Postal Code: 325088

(Address of principal executive offices and zip code)

Phone: +86 13909840703

 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None.

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value per share.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ]   No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant

was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes [X]   No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [X]

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes  [X]  No   [  ]

The issuer's revenues for the most recent fiscal year ended April 30, 2013 were $0.

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was $0, as there was no public market for the registrants common stock as of October 31, 2012.

State the number of shares of the issuer’s common stock outstanding, as of the latest practicable date: 4,366,649 shares of common stock issued and outstanding as of July 26, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

NONE.

FORM 10-K

FOR THE FISCAL YEAR ENDED APRIL 30, 2013

TABLE OF CONTENTS

Cautionary Statement Regarding Forward-Looking Information

Part I

Item 1. Business

Item 1A. Risk Factors

Item 2. Properties

Item 3. Legal Proceedings

Item 4. Mine Safety Disclosures

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 6. Selected Financial Data

Item 7. Management's Discussion and Analysis or Plan of Operation

Item 8. Financial Statements and Supplementary Data

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Item 9A. Controls and Procedures

Item 9B. Other Information

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Item 11. Executive Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13. Certain Relationships and Related Transactions

Item 14. Principal Accountant Fees and Services

Part IV

Item 15. Exhibits, Financial Statement Schedules

Annex: Financial Statements and Footnotes

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

We caution you that this report contains forward-looking statements regarding, among other things, financial, business, and operational matters.

All statements that are included in this Annual Report, other than statements of historical fact, are forward-looking statements. Forward-looking statements involve known and unknown risks, assumptions, uncertainties, and other factors. Statements made in the future tense, and statements using words such as “may,” “can,” “could,” “should,” “predict,” “aim’” “potential,” “continue,” “opportunity,” “intend,” “goal,” “estimate,” “expect,” “expectations,” “project,” “projections,” “plans,” “anticipates,” “believe,” “think,” “confident” “scheduled” or similar expressions are intended to identify forward-looking statements. Forward-looking statements are not a guarantee of performance and are subject to a number of risks and uncertainties, many of which are difficult to predict and are beyond our control. These risks and uncertainties could cause actual results to differ materially from those expressed in or implied by the forward-looking statements, and therefore should be carefully considered. We caution you not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We disclaim any obligation to update any of these forward-looking statements as a result of new information, future events, or otherwise, except as expressly required by law. References in this Form 10-K, unless another date is stated, are to April 30, 2013. As used herein, the “Company,” “CXBL,” “China Xibolun,” “we,” “us,” “our” and words of similar meaning refer to China Xibolun Technology Holdings Corporation

.

ITEM 1. Business

Overview

China Xibolun Technology Holdings Corporation was initially incorporated under the name “Dimus Partners, Inc” in the state of Nevada on April 18, 2008.

On or around October 14, 2008, we affected a two for one (2:1) forward stock split of our outstanding shares of common stock (the “Forward Split”).  The Forward Split is retroactively reflected throughout this Report.

China Xibolun is a strategic, financial and operational consulting company, which plans to consult with clients in an effort to generate additional revenues for such clients, by lowering overhead expenses and/or increasing the clients marketing efforts.  We plan to concentrate on smaller customers who our management believes are typically overlooked by traditional consulting firms which in our management’s experience only focus on larger, higher paying clients. All of our ideas and recommendations will focus on the objective of improving the bottom-line profit results of our future customers.   We also plan to help clients discover and create operational efficiencies by building software and eventually by working to create pre-packaged software products, funding and software creation permitting.

The Company has developed a contingent fee based methodology for billing business consulting which we call The CXBL Advantage (the Company has not obtained any trademarks for The CXBL Advantage due to cost constraints, however, the Company may take action in the future, funding permitting to obtain a trademark for such term).  The “CXBL Advantage” is the Company’s idea of only charging potential clients a success based fee instead of hourly billing rates.  The CXBL Advantage is not a product or service, but only a way of billing clients.  By only charging a fee if our efforts successfully increase the client’s revenues, marketing ability, reduce their expenses, or enable the client to meet such other goals or targets as the client and the Company determine prior to the engagement by the Company (each “Goals”), we believe that we will be able to share in the success of our potential clients over the long-term and that our services will be more affordable and attractive to our potential clients (as they will only pay us if they see a benefit from such services) than other traditionally priced consulting services.   Each

engagement agreement we will enter into with future clients will set forth the specific Goals that the client is attempting to meet, based on mutually agreeable criteria (i.e., criteria and goals as agreed upon by us and the client based on what areas of the clients’ business operations they are seeking to improve) and targets for improvement, which will vary engagement to engagement, based upon the negotiation of the parties at the time of engagement, and which we and the client believe are reasonable.  The fees payable to us will then be determined by whether the client meets such previously established Goals with our consulting assistance.  We will only generate fees if the client meets the mutually agreed upon Goals and in the event the client fails to meet the pre-established Goals, they may not be required to pay us any fees at all.

            While each contingent success based fee arrangement based on the CXBL Advantage will be different, based on the individual Goals each future client is trying to accomplish, the negotiations of the Company and the client, the size of the engagement and difficulty of the client meeting such Goals, which can only be established at the time of engagement, we anticipate that each arrangement will have similar characteristics.  Those characteristics will likely include 1) a breakup fee payable to the Company in the event the client does not choose to implement the Company’s recommended suggestions for meeting such Goals; 2) set a baseline for (a) the clients expected ability to meet the Goals; or (b) the clients continued operations on a status quo basis, assuming no intervention by the Company; 3) determine the period or ending date during which the client will be required to meet the Goals with the Company’s consulting assistance; and 4) provide the fees due to the Company in the event the client meets the Goals over the predetermined period (collectively the “Engagement Terms”).  As described above, all Engagement Terms will be determined and negotiated by the Company and its clients on a case by case basis at the time of engagement.  We call the methodologies and analysis techniques that we plan to use to prepare a potential client for our contingent success fee based approach to consulting and understand where our expertise can help the “CXBL Trace Toolkit.”   Similar to the CXBL Advantage, the Company has not obtained any trademarks for CXBL Trace Toolkit due to cost constraints; however, the Company may take action in the future, funding permitting to obtain a trademark for such term.  The CXBL Trace Toolkit is not a product or service, but just a proprietary set of written analysis techniques, questionnaires and processes to assist us and our clients in the engagement process.

We have not generated any revenues to date.  To date we have had only limited operations. We do not currently have any paying clients, nor have we ever had any paying clients.  We have however, previously consulted with a limited number of clients for free in return for such clients providing us references and in an effort to gain experience.  Additionally, we have had ongoing discussions with certain customer home builders, including Jimmy Jacobs Custom Homes, as described below, which have not generated any revenues, but which we believe have provided us much needed experience and word of mouth regarding our services.  As a result of the above, we have not had a sufficient opportunity to determine the feasibility and success of the results-oriented billing techniques of the CXBL Advantage.

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

Competition

Within the current landscape of business and management consulting, there is a vast and diverse set of competitors and service providers. These companies range from the smallest one person firms, to large multinational companies that offer a diverse, broad, and more generic set of services. Depending on the focus and type of company, the competitive comparison to China Xibolun varies. In the case of the smaller firm, the breadth and depth of the services provided are not, in the belief of management, comparable with those planned to be offered by the Company. With the larger firms, management believes that there is a lack of focus and interest in CXBL Partner’s target customer due to the apparent lack of resources available to fund high cost, relatively short-turnaround engagements.  However, we believe that the majority of the firms which operate in the business and management consulting market, which include well-established companies and start-up companies such as ours, have substantially greater financial, managerial and other resources than those presently available to the Company, and are focusing significant resources on providing business consulting services that currently compete and will compete with the Company's services in the future.  As a result, these firms may be able to spend more money on advertising and marketing, have greater brand recognition and be in a position to undercut the prices that the Company charges for its services.

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

The Company has developed a contingent fee based billing methodology for business consulting which we call The CXBL Advantage (the Company has not obtained any trademarks for The CXBL Advantage due to cost constraints, however, the Company may take action in the future, funding permitting to obtain a trademark for such term).  The “CXBL Advantage” is the Company’s idea of only charging potential clients a success based fee instead of hourly billing rates.  By only charging a fee if our efforts successfully increase the client’s revenues, marketing and/or reduce their expenses, we believe that we will be able to share in the success of our potential clients over the long-term and that our services will be more affordable and attractive to our potential clients (as they will only pay us if they see a benefit from such services) than other traditionally priced consulting services.  The Company’s idea of a success based/contingent fee arrangement has not been proven to be successful in the business consulting market and as a result, we may be unable to compete with traditional consulting firms which bill on an hourly basis or for project based fees, or such fee structures may be more attractive to our potential clients.

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

Sales & Marketing

The overall positioning and branding strategy for China Xibolun will be to establish us and our consultants as partners with our clients and to add real, quantifiable value to these clients before we see any financial gain.  Secondarily, we plan to build our brand around the idea of providing world-class consulting capabilities to those companies that traditionally cannot afford these services. We hope that our success fee-based model will not only aligns us to our client’s goals, but also will entice target customers who are reluctant to pay the high hourly rates charged by our competitors.  Finally, we plan to make sure our services, or more specifically, the ideas behind our services, are simple and easy to understand.

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

Material Agreements:

The Company is not currently subject to any customer agreements or understandings.

Funding Events:

Expenses of the Company are currently being paid by an affiliate of our controlling shareholders.

The Company has periodically received cash advances from the Company’s directors. The entire balance was settled in September 2012.

On November 2, 2010 the Company entered into a $50,000 line of credit with the Company’s former president, James Patton.  The line of credit bears interest of 10% per annum (15% if in default) and was settled in full in September 2012. The line of credit is no longer available to the Company.

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

Employees

We currently do not have any employee.

Intellectual Property

The Company does not have any patents, trademarks, licenses, or franchises.

ITEM 1A. Risk Factors

Not applicable for Smaller Reporting Companies.

ITEM 1B. Unresolved Staff Comments

Not applicable.

ITEM 2. Properties

Not applicable.

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

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

In November 2011, we obtained quotation for our common stock on the Over-The-Counter Bulletin Board (“OTCBB”) under the symbol “DIMU.OB”; however, no shares of our common stock have traded to date and there is currently no public market for our common stock. Effective on November 29, 2012, our common stock started to be quoted on OTCBB under the new stock symbol CXBL

The Company's common stock is considered a "penny stock" as defined in the Commission's rules promulgated under the Exchange Act (the “Rules”). The Commission's rules regarding penny stocks impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally persons with net worth in excess of $1,000,000, exclusive of residence, or an annual income exceeding $200,000 or $300,000 jointly with their spouse). For transactions covered by the rules, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Thus the Rules affect the ability of broker-dealers to sell the Company's shares should they wish to do so because of the adverse effect that the Rules have upon liquidity of penny stocks. Unless the transaction is exempt under the Rules, under the Securities Enforcement Remedies and Penny Stock Reform Act of 1990, broker-dealers effecting customer transactions in penny stocks are required to provide their customers with (i) a risk disclosure document; (ii) disclosure of current bid and ask quotations if any; (iii) disclosure of the compensation of the broker-dealer and its sales personnel in the transaction; and (iv) monthly account statements showing the market value of each penny stock held in the customer's account. As a result of the penny stock rules, the market liquidity for the Company's securities may be severely adversely affected by limiting the ability of broker-dealers to sell the Company's securities and the ability of purchasers of the securities to resell them.

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

Plan of Operations:

Moving forward over the course of the next 24 months, the Company anticipates continuing to work on a software product (the “Project”, also called DTAS-HBE) that was conceived through discussions with the Customer (as defined above).  The solution, without software, would have been too capital intensive for the Customer to implement. The planned Project involves many components of the home construction industry and provides an output of information that is interrelated including: budgeting; scheduling; bidding; and overhead to predict financial outcomes with more certainty, based on hundreds of variables at the start of a job.  The Company anticipates that with its current level of funding the initial design will be available in limited form at the end of April 2014.  The Company does not plan on hiring any additional employees or contractors in the near term.  The Company anticipates relying on funding provided by its officers and Directors moving forward for working capital.   By the end of June 2014, the Company hopes to have implemented three of the five Modules needed for completion of the Project (the Scheduling, Budgeting and Bidding Modules, as described in greater detail below).  The Company hopes to have the final two Modules (the Sales and Financial Modules) completed by September 2014, and hopes to be fully operational at the end of 2014.

The Company plans to begin marketing the Company’s services to home construction builders (which is only one segment of customers the Company is planning to focus on) by September 2013.  The Company anticipates that such marketing efforts will cost approximately $10,000, which the Company anticipates paying from proceeds borrowed from its officers and Directors, assuming funds are available, or through the sale of debt or equity securities.

            As described above, by September 2013, the Company hopes to have implemented three of the five Modules related to the Project as described above, and to have entered into additional agreements with other construction home builders.  The Company anticipates such activities will cost approximately $15,000, which the Company anticipates paying from proceeds borrowed from its officers and Directors, assuming funds are available, or through the sale of debt or equity securities.   In the event sufficient funds are not available to complete the first three Modules, the Company will postpone such completion until such time as it is able to raise additional funding and/or may seek out traditional bank funding.

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

Results of Operations For The Year Ended April 30, 2013, Compared To The Year Ended April 30, 2012

The Company is in the development stage, did not generate any revenues for the year ended April 30, 2013 or 2012, and has not generated any revenues to date.

We had operating expenses of $49,747 consisting solely of general and administrative expenses for the year ended April 30, 2013, compared to operating expenses of $61,092 consisting of general and administrative expenses of $60,824 and depreciation expense of $268 for the year ended April, 2012, a decrease in operating expenses of $11,345 from the prior year, which decrease was due to the decrease in general administrative expenses.

We had interest expense of $2,988 for the year ended April 30, 2013, compared to $4,533 for the year ended April, 2012. Interest expense represented amounts due on the Company’s American Express Credit Card and in connection with the Line of Credit. Interest expense decreased due to the full settlement of the Line of Credit in September 2012.

On September 21, 2012, James Patton, Nathan Pettus and James Pacey (“Sellers”), who were collectively the controlling shareholders of the Company, sold 4,200,000 shares of common stock of the Company to Chin Yung Kong and Anyuan Sun (“Purchasers”) for an aggregated price of $ 190,000.The 4,200,000 shares of common stock represented approximately 96.2% of the total issued and outstanding stock of the Company.  As result of this share purchase transaction, Chin Yung Kong and Anyuan Sun became the controlling shareholders of the Company. The liabilities of $187,350 of the Company prior to September 21, 2012 have been settled by the Company resulting in a $17,310 gain.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets of $0 as of April 30, 2013. We had liabilities of $20,983 as of April 30, 2013.

We had $7,055 of net cash used in operating activities for the year ended April 30, 2013, which included $35,425 of net loss offset by $48,114 of decrease in accounts payable and accrued expenses, and gain on settlement of liabilities of $17,310 as well as interest payable converted to equity of $2,434.

We had $6,000 of net cash provided by financing activities for the year ended April 30, 2013, which was due solely to amounts borrowed from Mr. Patton (former President of the Company) under the Line of Credit.

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

Critical Accounting Policies:

Development Stage Policy

We are a development stage company as defined under Financial Accounting Standards Board (“FASB”)

Accounting Standards Codification (“ASC”) 915, Development Stage Entities. Our management has limited experience in the consulting business. We have earned no revenues since our formation, have no current clients and have an accumulated deficit during the development stage of $214,689 as of April 30, 2013. We are currently being funded by existing shareholders and anticipate being able to continue our business operations for approximately the next six to eight months due to our low overhead and the limited expenses that we have. If we do not have enough money to pay our outstanding liabilities as they become due and/or if we fail to generate any revenues in the future, we will be forced to curtail or abandon our business plan and any investment in us may be lost.

Basic Loss Per Share

Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

Income Taxes

The Company has adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, “Income Taxes”. This standard requires the use of an asset and liability approach for financial accounting, and reporting on income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

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

Please see the financial statements and footnotes annexed to the end of this Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

(a)   On May 21, 2013,  LBB & Associates Ltd., LLP (the “LBB”) resigned as the independent registered public accounting firm for the Company.

None of the reports of LBB, on the Company's financial statements for either of the past two years or subsequent interim period contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to audit scope or accounting principles, except for the explanatory paragraph included in each of our reports referencing significant doubt about the entity’s ability to continue as a going concern.

There were no disagreements between the Company and LBB, for the two most recent fiscal years and any subsequent interim period through May 21, 2013 (date of LBB’s resignation) on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of LBB, would have caused them to make reference to the subject matter of the disagreement in connection with its report.

(b)   On June 4, 2013, the Company engaged Friedman LLP as its new principal accountant to audit the Company's financial statements.  During the years ended April 30, 2012 and 2013 and through June 4, 2013, neither the Company nor anyone on its behalf consulted Friedman LLP regarding (i) the application of accounting principles to a specific completed or contemplated transaction, (ii) the type of audit opinion that might be rendered on the Company's financial statements, or (iii) any matter regarding the Company that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and related instructions to Item 304 of Regulation S-K) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K).

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

We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Additionally, due to the fact that we only have one officer and two directors, it may impair our ability to maintain effective internal controls over financial reporting and disclosure controls and procedures, which may result in material misstatements to our financial statements and an inability to provide accurate and timely financial information to our stockholders.

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

Effective as of April 30, 2013, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.

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

A material weakness is a deficiency, or combination of deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses at April 30, 2013:

(1)	lack of a functioning audit committee and lack of a majority of outside Directors on the Company's Board of Directors capable to perform the audit function; and

(2)	inadequate segregation of duties due to limited number of personnel, which makes the reporting process susceptible to management override.

Management believes that the material weaknesses set forth in items (1) and (2) above did not have an affect on the Company's financial reporting in fiscal 2013. However, management believes that the lack of a functioning audit committee and lack of a majority of outside Directors on the Company's Board of Directors can adversely affect reporting in the future years, when our operations become more complex and less transparent and require higher level of financial expertise from the overseeing body of the Company.

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

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the name, age and position of our Directors and executive officers. There are no other persons who can be classified as a promoter or controlling person of us, other than as provided below. Our executive officers and Directors currently serving are as follows:

NAME	AGE	POSITION

Chin Yung Kong	60	Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, and Director

Anyuan Sun		Director

Set forth below is a brief description of the background and business experience of our executive officer and Directors.

Chin Yung Kong, a Malaysian citizen, age 60, resides in Dalian, China. Mr. Chin has served as the Company’s President, Secretary, Treasurer and sole director since December 2012. Mr. Chin is the Managing Director of QMIS Capital Finance. Since 2002 Mr. Chin has devoting most of his time advising Chinese clients on financial restructuring, pre-audit evaluation before going public, pre-IPO investment strategies, and on the process of going public in the United States. From 1995 to 2002, Mr. Chin was financial controller for the Kwok Group Company in China. Prior to 1995 Mr. Chin was a practicing auditor and Certified Public Accountant (CPA) with Foo Kon & Tan in Singapore. Mr. Chin graduated from University of Hull in the United Kingdom with a Masters degree in Finance. Mr. Chin provides financial and strategic expertise to the Company as a member of its board of directors.

Anyuan Sun, a Chinese citizen, age 36. He was the engineer at Wenzhou Zhenan Metal Plant from 1996 to 2003. He founded Wenzhou Xibolun Fluid Equipment Co, Ltd in 2003 and has served as its president and chief engineer since 2003 to present.

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

Code of Ethics

We have not adopted a formal Code of Ethics. The Board of Directors evaluated the business of the Company and the number of employees and determined that general rules of fiduciary duty and federal and state

criminal, business conduct and securities laws are adequate ethical guidelines.   In the event our operations, employees and/or Directors expand in the future, we may take actions to adopt a formal Code of Ethics.

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

We believe that, during fiscal 2012, our Directors, executive officers, and ten percent stockholders complied with all Section 16(a) filing requirements.

Item 11. Executive Compensation

Summary Compensation Table:

Name and principal position (a)	Year ended April 30 (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	All Other Compensation ($) (i)	Total ($) (j)
Chin Yung Kong CEO, President, Secretary, Treasurer and Director	2013	-	-	-	-	-	$-
	2012	-	-	-	-	-	$-

Anyuan Sun Director	2013	-	-	-	-	-	$-
	2012	-	-	-	-	-	$-

Stock Option Grants/Equity Awards

We have not granted any stock options to and have no outstanding equity awards held by our executive officers.

Employment Agreements

We do not have an employment or consultant agreement.

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

Incentive Bonus

None.

Long-term, Stock Based Compensation

None

Item 12. Security Ownership of Certain Beneficial Owners and Management and related Stockholder Matters

The following table presents certain information regarding the beneficial ownership of all shares of common stock as of July 26, 2013 by (i) each person who owns beneficially more than five percent (5%) of the outstanding shares of common stock based on 4,366,649 shares outstanding as of July 26, 2013, (ii) each of our Directors, (iii) each named executive officer and (iv) all Directors and officers as a group. Except as otherwise indicated, all shares are owned directly.

Name and Address of Beneficial Owner	Shares Beneficially Owned	Percentage Beneficially Owned
Chin Yung Kong CEO, CFO, President, Secretary, Treasurer, and Director No.587, 15th Road, 3rd Avenue, Binhai Industrial Park, Eco & Tech Development Zone, Wenzhou, China.	2,520,000	57.7%
Anyuan Sun Director No.587, 15th Road, 3rd Avenue, Binhai Industrial Park, Eco & Tech Development Zone, Wenzhou, China.	1,680,000	38.5%
All Officers and Directors as a Group (2 individuals)	4,200,000	96.2%

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

On April 29, 2008, the Company entered into an Exchange Agreement with DPLLC, whereby the then members of DPLLC, Nathan Pettus and James Patton, exchanged 100% of the outstanding membership interests of DPLLC for 2,000,000 post Forward Split shares, 1,000,000 shares each to Mr. Pettus and Mr. Patton, of the common stock of the Company, which shares were valued at $1,000.  Upon completion of the Exchange Agreement, DPLLC became a wholly-owned subsidiary of the Company.

Effective October 2008, in connection with the Company’s entry into an Engagement Agreement with The Loev Law Firm, PC, the Company’s former attorney, the Company agreed to issue David M. Loev 200,000 post Forward Split shares of the Company’s common stock, which shares were valued at $100 or the par value of the Company’s common stock $0.001 per share.

Expenses of the Company are currently being paid by an affiliate of our controlling shareholders. We have accrued for such expenses at April 30, 2013 but have not been billed.

The Company has periodically received cash advances from the Company’s directors. The entire balance was settled in September 2012.

On November 2, 2010 the Company entered into a $50,000 line of credit with the Company’s former president, James Patton.  The line of credit bears interest of 10% per annum (15% if in default) and was settled in full in September 2012. The line of credit is no longer available to the Company.

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

Item 14. Principal Accounting Fees and Services

Following is a summary of the fees expensed relating to professional services rendered by the principal accountants during the fiscal years ended April 30, 2013 and April 30, 2012:

Fee Category	2013 Fees		2012 Fees

Audit Related Fees		$12,000	$ 19,515
All Other Fees	$

Total Fees		$12,000	19,515

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a)

We have filed the following documents as part of this Annual Report on Form 10-K. Financial statement schedules have been omitted since they either are not required, not applicable, or the information is otherwise included.

Financial Statements

Reports of Independent Registered Public Accounting Firms

Balance Sheets as of April 30, 2013 and 2012

Statements of Operations for the Years Ended April 30, 2013 and 2012 and the Period From May 24, 2007 (Inception) Through April 30, 2013

Statements of Stockholders’ Deficit for the Periods From May 24, 2007 (Inception) Through April 30, 20132

Statements of Cash Flows for the Years Ended April 30, 2013 and 2012 and the Period From May 24, 2007 (Inception) Through April 30, 2013

Notes to Financial Statements

(b)	Exhibit listing.

See the Exhibit Index immediately following the signature page of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

China Xibolun Technology Holdings Corporation

Date: August 13, 2013	By: /s/ Chin Yung Kong Chin Yung Kong Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer), President, Treasurer and Director

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1(1)	Articles of Incorporation

3.2(1)	Amended and Restated Bylaws

10.1(1)	Letter of Intent Jimmy Jacobs Custom Homes

10.2(2) 23.1	Revolving Line of Credit ($50,000) and Related Documents Consent Letter from LBB & Associates Ltd., LLP

31*	Certificate of the Chief Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certificate of the Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*(#)	XBRL Instance Document

101.SCH*(#)	XBRL Schema Document

101.CAL*(#)	XBRL Calculation Linkbase Document

101.DEF*(#)	XBRL Definition Linkbase Document

101.LAB*(#)	XBRL Label Linkbase Document

101.PRE*(#)	XBRL Presentation Linkbase Document

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

ANNEX: FINANCIAL STATEMENTS AND FOOTNOTES

Table of Contents to Financial Statements

Reports of Independent Registered Public Accounting Firms

Balance Sheets as of April 30, 2013 and 2012

Statements of Operations for the Years Ended April 30, 2013 and 2012 and the Period From May 24, 2007 (Inception) Through April 30, 2013

Statements of Stockholders’ Deficit for the Periods From May 24, 2007 (Inception) Through April 30, 2013

Statements of Cash Flows for the Years Ended April 30, 2013 and 2012 and the Period From May 24, 2007 (Inception) Through April 30, 2013

Notes to Financial Statements

L·B·B

America Counts on CPAs℠

LBB & ASSOCIATES LTD., LLP • • • CERTIFIED PUBLIC ACCOUNTANTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
China Xibolun Technology Holdings Corporation.
(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of China Xibolun Technology Holdings Corporation (the "Company", formerly Dimus Partners, Inc.) as of April 30, 2012, and the related consolidated statements of operations, stockholders' deficit and cash flows for the year then ended and for the period from May 24, 2007 (Inception) to April 30, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of China Xibolun Technology Holdings Corporation as of April 30, 2012, and the consolidated results of its operations and its cash flows for the year then ended and for the period from May 24, 2007 (Inception) to April 30, 2012 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company's absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2013 raise substantial doubt about its ability to continue as a going concern. The 2012 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ LBB & Associates Ltd., LLP

LBB & Associates Ltd., LLP
Houston, Texas
July 12, 2012

10260 WESTHEIMER ROAD, SUITE 310 • HOUSTON, TEXAS 77042 • TEL: (713) 800-4343 • FAX: (713) 456-2408

FRIEDMAN LLP
ACCOUNTANTS AND ADVISORS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
China Xibolun Technology Holdings Corporation
(A Development Stage Company)

We have audited the accompanying balance sheet of China Xibolun Technology Holdings Corporation as of April 30, 2013 and the related statements of operation, stockholders' deficit, and cash flows for the year then ended and the for the cumulative period from May 24, 2007 (inception) through April 30, 2013. China Xibolun Technology Holdings Corporation's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Xibolun Technology Holdings Corporation (a development stage company) as of April 30, 2013, and the results of its operations and its cash flows for the year then ended and for the cumulative period from May 24, 2007 (inception) through April 30, 2013 in conformity with accounting principles generally accepted in the United States of America.

1

1700 BROADWAY, NEW YORK, NY 10019 T 212.842.7000 F 212.842.7001 WWW.FRIEDMANLLP.COM
OFFICES IN NEW YORK CITY | NEW JERSEY | LONG ISLAND | BEIJING AND AN INDEPENDENT MEMBER FIRM OF DFK WITH OFFICES WORLDWIDE

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company's accumulated deficit and lack of assets, as well as negative cash flows from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Friedman LLP

New York, New York
August 13, 2013

2

CHINA XIBOLUN TECHNOLOGY HOLDINGS CORPORATION.
(FORMERLY KNOWN AS DIMUS PARTNERS, INC.)
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	April 30,	April 30,
	2013	2012

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$-	$1,055

TOTAL ASSETS	$-	$1,055

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$17,751	$62,376
Due to related party	3,232	45,254
Line of credit - related party	-	46,589

TOTAL CURRENT LIABILITIES	20,983	154,219

Commitments and Contingencies

STOCKHOLDERS' DEFICIT
Preferred stock, $.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $.001 par value, 100,000,000 shares authorized, 4,366,649 shares issued and outstanding April 30, 2013 and April 30, 2012 respectively	4,367	4,367
Additional paid in capital	189,339	21,733
Deficit accumulated during the development stage	(214,689)	(179,264)

TOTAL STOCKHOLDERS'S DEFICIT	(20,983)	(153,164)

TOTAL LIABILITIES AND STOCKHOLDERS'S DEFICIT	$-	$1,055

See accompanying notes to financial statements

CHINA XIBOLUN TECHNOLOGY HOLDINGS CORPORATION.
(FORMERLY KNOWN AS DIMUS PARTNERS, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED APRIL 30,2013 AND 2012 AND FOR THE PERIOD FROM MAY 24, 2007 (INCEPTION) THROUGH APRIL 30, 2013

	The Year Ended April 30,		Inception through
	2013	2012	April 30, 2013

OPERATING EXPENSES
General and administrative expenses	$(49,747)	$(60,824)	$(217,029)
Depreciation	-	(268)	(6,631)

OPERATING LOSS	$(49,747)	$(61,092)	$(223,660)

Interest expense	(2,988)	(4,533)	(8,339)

Gain on settlement of liabilities	17,310	-	17,310

NET LOSS	$(35,425)	$(65,625)	$(214,689)

Net loss per share:
Net loss per share, Basic and diluted	$(0.01)	$(0.02)
Weighted average shares outstanding, Basic and diluted	4,366,649	4,366,649

See accompanying notes to financial statements

CHINA XIBOLUN TECHNOLOGY HOLDINGS CORPORATION.
(FORMERLY KNOWN AS DIMUS PARTNERS, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' DEFICIT

			ADDITIONAL	Stock		TOTAL
	COMMON		PAID-IN	Subscription	ACCUMULATED	SHAREHOLDERS'
	STOCK	AMOUNT	CAPITAL	Receivable	DEFICIT	EQUITY

Balance at May 24, 2007	-	$-	$-	$-	$-	$-

Common stock issued to founders for services	2,000,000	2,000	(1,000)	-	-	1,000
Recapitalization	2,000,000	2,000	(2,000)	-	-	-
Net Loss	-	-	-	-	(18,806)	(18,806)

Balance at April 30, 2008	4,000,000	$4,000	$(3,000)	$-	$(18,806)	$(17,806)

Common stock issued for cash	91,656	92	13,658	-	-	13,750
Stock subscription receivable	29,999	30	4,470	(4,500)	-	-
Common stock issued for services	200,000	200	(100)	-	-	100
Net loss	-	-	-	-	(27,498)	(27,498)

Balance at April 30, 2009	4,321,655	$4,322	$15,028	$(4,500)	$(46,304))	$(31,454)

Common stock issued for cash	44,994	45	6,705	-	-	6,750
Stock subscription receivable collected	-	-	-	4,500	-	4,500
Net Loss	-	-	-	-	(29,246)	(29,246)

Balance at April 30, 2010	4,366,649	$4,367	$21,733	$-	$(75,550)	$(49,450)

Net Loss	-	-	-	-	(38,089)	(38,089)

Balance at April 30, 2011	4,366,649	$4,367	$21,733	$-	$(113,639)	$(87,539)

Net Loss	-	-	-	-	(65,625)	(65,625)

Balance at April 30, 2012	4,366,649	$4,367	$21,733	$-	$(179,264)	$(153,164)

Net Loss	-	-	-	-	(35,425)	(35,425)
Settlement of liabilities by shareholder on behalf of Company	-	-	170,040	-	-	170,040
Interest payable converted to equity	-	-	(2,434)			(2,434)
Balance at April 30, 2013	4,366,649	$4,367	$189,339	$-	$(214,689)	$(20,983)

See accompanying notes to financial statements

CHINA XIBOLUN TECHNOLOGY HOLDINGS CORPORATION.
(FORMERLY KNOWN AS DIMUS PARTNERS, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED APRIL 30, 2013 AND 2012, AND FOR THE PERIOD FROM MAY 24, 2007 (INCEPTION) THROUGH APRIL 30, 2012

	The Year ended April 30,		Inception through
	2013	2012	April 30, 2013
OPERATING ACTIVITIES:
Net loss	$(35,425)	$(65,625)	$(214,689)
Adjustments to reconcile net loss to net cash useed in operating activities:
Depreciation and amortization	-	268	6,631
Gain on settlement of liabilities	(17,310)	-	(17,310)
Common shares issued for services	-	-	1,100
Interest payable converted to equity	(2,434)		(2,434)
Changes in operating assets and liabilities:	-	-	-
Accounts payable and accrued expenses	48,114	23,391	110,490
NET CASH USED IN OPERATING ACTIVITIES	(7,055)	(41,966)	(116,212)

INVESTING ACTIVITIES:
Purchase of equipment	-	-	(6,631)
NET CASH USED IN INVESTING ACTIVITIES	-	-	(6,631)

FINANCING ACTIVITIES:
Common shares issued for cash	-	-	25,000
Advances from related parties	-	-	45,254
Proceeds from line of credit - related party	6,000	42,589	52,589
NET CASH PROVIDED BY FINANCING ACTIVITIES	6,000	42,589	122,843

NET CHANGE IN CASH	(1,055)	623	-

Cash, beginning of period	1,055	432	-

Cash, end of period	$-	$1,055	$-

SUPPLEMENTAL DISCLOSURES:
Interest paid	$10	$114	$421
Settlement of liabilities by shareholder on behalf of Company, including accounts payable, advances from related parties, and line of credit-related parties	$170,040	$-	$170,040

See accompanying notes to financial statements

CHINA XIBOLUN TECHNOLOGY HOLDINGS CORPORATION.

(FORMERLY KNOWN AS DIMUS PARTNERS, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2013

NOTE 1- Organization and Basis of presentation

Organization

China Xibolun Technology Holdings Corporation (the “Company”) formerly named Dimus Partners, Inc. is a development-stage company.  The Company was incorporated under the laws of the State of Nevada on May 24, 2007. Prior to incorporation on April 30, 2008, Dimus Partners, LLC was a Texas limited liability company effective May 24, 2007.  Dimus Partners, LLC (“DPLLC” or the “Texas Company”) and the Company entered into a Certificate of Exchange whereby the Nevada Corporation acquired 100% of the issued and outstanding membership interest of the Texas Company, in exchange for two million (2,000,000) common shares of the Company.

On September 21, 2012, James Patton, Nathan Pettus and James Pacey (“Sellers”), who were collectively the controlling shareholders of the Company, sold 4,200,000 shares of common stock of the Company to Chin Yung Kong and Anyuan Sun (“Purchasers”) for an aggregated price of $ 190,000.The 4,200,000 shares of common stock represented approximately 96.2% of the total issued and outstanding stock of the Company.  As result of this share purchase transaction, Chin Yung Kong and Anyuan Sun became the controlling shareholders of the Company. The liabilities of $187,350 of the Company prior to September 21, 2012 have been settled by the Company resulting in a $17,310 gain.

On October 11, 2012, we changed our name to China Xibolun Technology Holdings Corporation.

China Xibolun is a strategic, financial and operational consulting company, which plans to consult with clients in an effort to generate additional revenues for such clients, by lowering overhead expenses and/or increasing the clients marketing efforts.  We plan to concentrate on smaller customers who our management believes are typically overlooked by traditional consulting firms which in our management’s experience only focus on larger, higher paying clients. All of our ideas and recommendations will focus on the objective of improving the bottom-line profit results of our future customers.   We also plan to help clients discover and create operational efficiencies by building software and eventually by working to create pre-packaged software products, funding and software creation permitting.

Basis of presentation

The accompanying financial statements of China Xibolun Technology Holdings Corporation. (Formerly known as Dimus Partners, Inc.) (“Xibolun” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America(“US GAAP”).

NOTE 2 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Policy

We are a development stage company as defined under Financial Accounting Standards Board (“FASB”)

Accounting Standards Codification (“ASC”) 915, Development Stage Entities. Our management has limited experience in the consulting business. We have earned no revenues since our formation, have no current clients and have an accumulated deficit during the development stage of $214,689 as of April 30, 2013. We are currently being funded by existing shareholders and anticipate being able to continue our business operations for approximately the next twelve months due to our low overhead and the limited expenses that we have. If we do not have enough money to pay our outstanding liabilities as they become due and/or if we fail to generate any revenues in the future, we will be forced to curtail or abandon our business plan and any investment in us may be lost.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Estimates are based on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances, the results of which form the basis for judgments about results and the carrying values of assets and liabilities. Actual results and values may differ significantly from these estimates.

Basic and Diluted Loss Per Share

Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed similarly to basic earnings per share except that it includes the dilutive securities outstanding and potential dilution that could occur if dilutive securities were converted. The Company does not have such dilutive securities.

Income Taxes

Nevada of United States is the jurisdiction state that the Company is taxed by.

The Company has adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, “Income Taxes”. This standard requires the use of an asset and liability approach for financial accounting, and reporting on income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

The asset and liability approach is used to account for income taxes by recognizing deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. The Company records a valuation allowance to reduce any deferred tax assets to the amount that is more likely than not to be realized.

Stock-based compensation

The Company accounts for stock-based compensation awards granted to non-employees by determining the fair value of these awards as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. If the fair value of equity instruments issued is used, it is measured using the stock price and other measurement assumptions as of the earlier of either (1) the date at which commitment for performance by the counterparty to earn the equity instruments is reached, or (2) the date at which the counterparty’s performance is complete.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Recent Accounting Pronouncements

Management does not anticipate that the recently issued but not yet effective accounting pronouncements will materially impact the Company’s financial condition.

NOTE 3 – RELATED PARTY TRANSACTIONS

Expenses of the Company are currently being paid by an affiliate of our controlling shareholders. We have accrued for such expenses at April 30, 2013 but have not been billed.

The Company had periodically received cash advances from the Company’s directors in the past. The entire balance was settled in September 2012.

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

In conjunction with the September 21, 2012 transaction, all the liabilities of the Company prior to September 21, 2012 were settled by a Company shareholder for $170,040 recorded as Additional paid in capital, resulting in a $17,310 gain.

During the year ended April 30, 2013, Chin Yung Kong, the director and shareholder of the Company, paid $3,232 for the Company’s audit and consultant fee, which has been reported as a liability on the accompanying balance sheet.

NOTE 4 – GOING CONCERN

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

NOTE 5 –INCOME TAXES

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. The provision for income taxes differs from the result which would be obtained by applying the statutory income tax rate of 34% to income before income taxes.

At April 30, 2013 and 2012, deferred tax assets consisted of the following:

	2013	2012
Deferred tax assets
Net operating losses	$72,994	$61,000
Less: valuation allowance	(72,994)	(61,000)

Net deferred tax asset	$-	$-

The deferred tax assets and valuation allowance increased by $11,994 during 2013. At April 30, 2013, the Company had an unused net operating loss carry-forward $214,689 that is available to offset future taxable income; the loss carry-forward will start to expire in 2029.

During the years ended April 30, 2013 and 2012, the effective tax rate of the Company is reconciled to the U.S. federal statutory rate, as follows:

	2013	2012
U.S. federal statutory rate	34%	34%
Change in valuation allowance	-34%	-34%

Effective tax rate	-	-

NOTE 6 –CAPITAL STOCK

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

In October 2008, the Company issued 200,000 shares (post-split) of its common stock at par value to its legal counsel for services rendered. The fair value of the share-based payment has been recorded as an expense and additional paid-in capital in the accompanying financial statements.

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