Form 10-Q
period 2013-07-31
China Xibolun Technology Holdings Corp
filed 2013-09-20
CIK 1479382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2013

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

 [X] YES  [  ]NO

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 4,366,649 Shares of Common Stock, as of September 13, 2013.

TABLE OF CONTENTS

PART I

Item 1.	Financial Statements ( Unaudited)

Balance Sheets as of July 31, 2013 and April 30,2013

Statements of Operations for the Three Months Ended July 31,2013 and 2012 and for the Period From May 24,2007 (Inception) Through July 31,2013

Statements of Cash Flows for the Three Months Ended July 31,2013 and 2012 and for the Period From May 24,2007 (Inception) Through July 31,2013

Notes for the Financial Statements

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

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

CHINA XIBOLUN TECHNOLOGY HOLDINGS CORPORATION.
(FORMERLY KNOWN AS DIMUS PARTNERS, INC.)
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS （Unaudited）

	July 31,	April 30,
	2013	2013

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$5,125	$17,751
Due to related party	20,658	3,232

TOTAL CURRENT LIABILITIES	25,783	20,983

Commitments and Contingencies

STOCKHOLDERS' DEFICIT
Preferred stock, $.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $.001 par value, 100,000,000 shares authorized, 4,366,649 shares issued and outstanding July 31, 2013 and April 30, 2013 respectively	4,367	4,367
Additional paid in capital	189,339	189,339
Deficit accumulated during the development stage	(219,489)	(214,689)

TOTAL STOCKHOLDERS' DEFICIT	(25,783)	(20,983)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

See accompanying notes to unaudited financial statements

CHINA XIBOLUN TECHNOLOGY HOLDINGS CORPORATION.
(FORMERLY KNOWN AS DIMUS PARTNERS, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THREE MONTHS ENDED JULY 31,2013 AND 2012 AND FOR THE PERIOD FROM MAY 24, 2007 (INCEPTION) THROUGH JULY 31, 2013 (Unaudited)

	Three Months Ended July 31,		Inception through
	2013	2012	July 31,2013

OPERATING EXPENSES
General and administrative expenses	$(4,800)	$(17,919)	$(221,829)
Depreciation	-	-	(6,631)

OPERATING LOSS	$(4,800)	$(17,919)	$(228,460)

Interest expense	-	(5,422)	(8,339)

Gain on settlement of liabilities	-	-	17,310

NET LOSS	$(4,800)	$(23,341)	$(219,489)

Net loss per share:
Net loss per share, Basic and diluted	$(0.00)	$(0.01)
Weighted average shares outstanding, Basic and diluted	4,366,649	4,366,649

See accompanying notes to unaudited financial statements

CHINA XIBOLUN TECHNOLOGY HOLDINGS CORPORATION.
(FORMERLY KNOWN AS DIMUS PARTNERS, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOW
FOR THREE MONTHS ENDED JULY 31, 2013 AND 2012, AND FOR THE PERIOD FROM MAY 24, 2007 (INCEPTION) THROUGH JULY 31, 2013 (Unaudited)

	Three months ended July 31,		Inception through
	2013	2012	July 31,2013

OPERATING ACTIVITIES:
Net loss	$(4,800)	$(23,341)	$(214,689)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-		6,631
Gain on settlement of liabilities	-	-	(17,310)
Common shares issued for services	-	-	1,100
Interest payable converted to equity	-		(2,434)
Changes in operating assets and liabilities:	-	-	-
Accounts payable and accrued expenses	(12,626)	17,131	93,764
NET CASH USED IN OPERATING ACTIVITIES	(17,426)	(6,210)	(132,938)

INVESTING ACTIVITIES:
Purchase of equipment	-	-	(6,631)
NET CASH USED IN INVESTING ACTIVITIES	-	-	(6,631)

FINANCING ACTIVITIES:
Common shares issued for cash	-	-	25,000
Advances from related parties	17,426	-	61,980
Proceeds from line of credit - related party	-	6,000	52,589
NET CASH PROVIDED BY FINANCING ACTIVITIES	17,426	6,000	139,569

NET CHANGE IN CASH	-	(210)	-

Cash, beginning of period	-	1,055	-

Cash, end of period	$-	$845	$-

SUPPLEMENTAL DISCLOSURES:
Interest paid	$-	$10	$421
Settlement of liabilities by shareholder on behalf of Company, including accounts payable, advances from related parties, and line of credit-related parties	$-	$-	$170,040

See accompanying notes to unaudited financial statements

CHINA XIBOLUN TECHNOLOGY HOLDINGS CORPORATION.

(FORMERLY KNOWN AS DIMUS PARTNERS, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES FOR THE FINANCIAL STATEMENTS (UNAUDITED)

JULY 31, 2013

NOTE 1- Organization and Basis of presentation

Organization

China Xibolun Technology Holdings Corporation (the “Company”) formerly named Dimus Partners, Inc. is a development-stage company.  The Company was incorporated under the laws of the State of Nevada on May 24, 2007. Prior to incorporation on April 30, 2008, Dimus Partners, LLC was a Texas limited liability company effective May 24, 2007.  Dimus Partners, LLC (the “Texas Company”) and the Company entered into a Certificate of Exchange whereby the Nevada Corporation acquired 100% of the issued and outstanding membership interest of the Texas Company, in exchange for two million (2,000,000) common shares of the Company.

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

On October 11, 2012, we changed our name to China Xibolun Technology Holdings Corporation.

Basis of presentation

The accompanying unaudited  financial statements of China Xibolun Technology Holdings Corporation. (Formerly known as Dimus Partners, Inc.) (“Xibolun” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America(“US GAAP”).

NOTE 2 –SUMMARY OF ACCOUNTING POLICIES

Development Stage Policy

We are a development stage company as defined under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, Development Stage Entities. Our management has limited experience in the consulting business. We have earned no revenues since our formation, have no current clients and have an accumulated deficit during the development stage of $219,489 as of July 31, 2013. We are currently being funded by existing shareholders and anticipate being able to continue our business operations for approximately the next six to eight months due to our low overhead and the limited expenses that we have. If we do not have enough money to pay our outstanding liabilities as they become due and/or if we fail to generate any revenues in the future, we will be forced to curtail or abandon our business plan and any investment in us may be lost.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

Expenses of the Company are currently being paid by an affiliate of our controlling shareholders. During three months ended July 31, 2013, Chin Yung Kong, the director and shareholder of the Company, paid $17,426 for the Company’s audit and consultant fee.

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

These conditions caused our auditors to raise substantial doubt about the Company’s ability to continue as a going concern at April 30,2013.  The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern

NOTE 5 –INCOME TAXES

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. The provision for income taxes differs from the result which would be obtained by applying the statutory income tax rate of 34% to income before income taxes.

At July 31, 2013 and April 30, 2013, deferred tax assets consisted of the following：

	July 31,2013	April 30,2013
Deferred tax assets
Net operating losses	$74,626	$72,994
Less: valuation allowance	(74,626)	(72,994)

Net deferred tax asset	$-	$-

At July 31, 2013, the Company had an unused net operating loss carry-forward $219,489 that is available to offset future taxable income; the loss carry-forward will start to expire in 2029.

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

On October 11, 2012, we changed our name to China Xibolun Technology Holdings Corporation.

Results of Operations For Three Months Ended July 31, 2013, Compared To The Three Months Ended July 31, 2012

The Company is in the development stage, did not generate any revenues for three months ended July 31, 2013 or 2012, and has not generated any revenues to date.

We had operating expenses of $4,800 primarily for our audit fee for three months ended July 31, 2013, compared to general and administrative expenses of $17,919 for three months ended July 31, 2012, a decrease in operating expenses of $13,119 from the prior comparable quarter.

We had interest expense of $0 for three months ended July 31, 2013, compared to $5,422 for three months ended July 31, 2012. Interest expense represented amounts due on the Company’s American Express Credit Card and in connection with the Line of Credit. Interest expense decreased due to the full settlement of the Line of Credit in September 2012.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets of $0 and liabilities of $25,783 as of July 31, 2013.

We had $17,426 of net cash used in operating activities for three months ended July 31, 2013, which were primarily from the decrease in accounts payable and accrued expenses.

We had $17,426 of net cash provided by financing activities for three months ended July 31, 2013, which was due to amounts advanced by Mr. Chin for expense.

Expenses of the Company are currently being paid by an affiliate of our controlling shareholders. The Company is dependent on such arrangements or additional outside financing, if even available to the Company, in order to meet its financial obligations and continue its operations.

Critical Accounting Policies:

Development Stage Policy

We are a development stage company as defined under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, Development Stage Entities. Our management has limited experience in the consulting business. We have earned no revenues since our formation, have no current clients and have an accumulated deficit during the development stage of $219,489 as of July 31, 2013. We are currently being funded by existing shareholders and anticipate being able to continue our business operations for approximately the next six to eight months due to our low overhead and the limited expenses that we have. If we do not have enough money to pay our outstanding liabilities as they become due and/or if we fail to generate any revenues in the future, we will be forced to curtail or abandon our business plan and any investment in us may be lost.

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

Changes in Internal Control Over Financial Reporting

No Significant change was made in our internal control over financial reporting during the Company’s three months ended July 31, 2013 that have materially affected, or are reasonably likely to materially affects the Company’s internal control over financial reporting.

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
September 20, 2013
By:	/ S / Chin Yung Kong
Chin Yung Kong President and Chief Executive Officer