Form 10-Q
period 2013-10-31
China Xibolun Technology Holdings Corp
filed 2013-12-12
CIK 1479382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2013

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

 [X] YES  [  ]NO

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 4,366,649 Shares of Common Stock, as of December 9, 2013.

TABLE OF CONTENTS

PART I

Item 1.	Financial Statements ( Unaudited)

Condensed Balance Sheets as of October 31, 2013 and April 30,2013

Condensed Statements of Operations for the Six and Three Months Ended October 31,2013 and 2012 and for the Period From May 24,2007 (Inception) Through October 31,2013

Condensed Statements of Cash Flows for the Six Months Ended October 31,2013 and 2012 and for the Period From May 24,2007 (Inception) Through October 31,2013

Notes to condensed unaudited Financial Statements

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

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

CHINA XIBOLUN TECHNOLOGY HOLDINGS CORPORATION.
(FORMERLY KNOWN AS DIMUS PARTNERS, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS (Unaudited)

	October 31,	April 30,
	2013	2013

ASSETS
CURRENT ASSETS:
Cash	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$4,403	$17,751
Due to related party	25,458	3,232

TOTAL CURRENT LIABILITIES	29,861	20,983

Commitments and Contingencies

STOCKHOLDERS' DEFICIT
Preferred stock, $.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $.001 par value, 100,000,000 shares authorized, 4,366,649 shares issued and outstanding October 31, 2013 and April 30, 2012 respectively	4,367	4,367
Additional paid in capital	189,339	189,339
Deficit accumulated during the development stage	(223,567)	(214,689)

TOTAL STOCKHOLDERS'DEFICIT	(29,861)	(20,983)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$0	$-

See accompanying notes to condensed unaudited financial statements

CHINA XIBOLUN TECHNOLOGY HOLDINGS CORPORATION.
(FORMERLY KNOWN AS DIMUS PARTNERS, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months Ended October 31,		Three Months Ended October 31,		Inception through
	2013	2012	2013	2012	October 31,2013

OPERATING EXPENSES
General and administrative expenses	$(8,878)	$(28,764)	$(4,078)	$(10,845)	$(225,907)
Depreciation	-	-	-	-	(6,631)

OPERATING LOSS	$(8,878)	$(28,764)	$(4,078)	$(10,845)	$(232,538)

Interest expense	-	(5,422)	-	-	(8,339)

Gain on settlement of liabilities	-	17,310	-	17,310	17,310

NET INCOME (LOSS)	$(8,878)	$(16,876)	$(4,078)	$6,465	$(223,567)

Net income (loss) per share:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$0.00
Weighted average shares outstanding, Basic and diluted	4,366,649	4,366,649	4,366,649	4,366,649

See accompanying notes to condensed unaudited financial statements

CHINA XIBOLUN TECHNOLOGY HOLDINGS CORPORATION.
(FORMERLY KNOWN AS DIMUS PARTNERS, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended October 31,		Inception through
	2013	2012	October 31,2013

OPERATING ACTIVITIES:
Net loss	$(8,878)	$(16,876)	$(223,567)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-		6,631
Gain on settlement of liabilities	-	(17,310)	(17,310)
Common shares issued for services	-	-	1,100
Interest payable converted to equity	-		(2,434)
Changes in assets and liabilities:
Accounts payable and accrued expenses	(13,348)	27,131	97,142
NET CASH USED IN OPERATING ACTIVITIES	(22,226)	(7,055)	(138,438)

INVESTING ACTIVITIES:
Purchase of equipment	-	-	(6,631)
NET CASH USED IN INVESTING ACTIVITIES	-	-	(6,631)

FINANCING ACTIVITIES:
Common shares issued for cash	-	-	25,000
Advances from related parties	22,226	-	67,480
Proceeds from line of credit - related party	-	6,000	52,589
NET CASH PROVIDED BY FINANCING ACTIVITIES	22,226	6,000	145,069

NET CHANGE IN CASH	-	(1,055)	-

Cash, beginning of period	-	1,055	-

Cash, end of period	$-	$-	$-

SUPPLEMENTAL DISCLOSURES:
Interest paid	$-	$10	$421
Settlement of liabilities by shareholder on behalf of Company, including accounts payable, advances from related parties, and line of credit-related parties	$-	$170,040	$170,040

See accompanying notes to condensed unaudited  financial statements

CHINA XIBOLUN TECHNOLOGY HOLDINGS CORPORATION.

(FORMERLY KNOWN AS DIMUS PARTNERS, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

OCTOBER 31, 2013

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

On October 11, 2012, we changed our name to China Xibolun Technology Holdings Corporation.

Basis of presentation

The accompanying unaudited condensed financial statements of China Xibolun Technology Holdings Corporation. (Formerly known as Dimus Partners, Inc.) (“Xibolun” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America(“US GAAP”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2013.

NOTE 2 –SUMMARY OF ACCOUNTING POLICIES

Development Stage Policy

We are a development stage company as defined under Financial Accounting Standards Board (“FASB”)

Accounting Standards Codification (“ASC”) 915, Development Stage Entities. Our management has limited experience in the consulting business. We have earned no revenues since our formation, have no current clients and have an accumulated deficit during the development stage of $223,567 as of October 31, 2013. We are currently being funded by existing shareholders and anticipate being able to continue our business operations for approximately the next six to eight months due to our low overhead and the limited expenses that we have. If we do not have enough money to pay our outstanding liabilities as they become due and/or if we fail to generate any revenues in the future, we will be forced to curtail or abandon our business plan and any investment in us may be lost.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

Expenses of the Company are currently being paid by an affiliate of our controlling shareholders. During the six months ended October 31, 2013, Chin Yung Kong, the director and shareholder of the Company, paid $22,226 for the Company’s audit and consultant fee.

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

These conditions caused our auditors to have substantial doubt about the Company’s ability to continue as a going concern and issue an audit report on our year-end financial statements with an additional paragraph emphasizing the going concern issue.  The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

At October 31, 2013 and April 30, 2013, deferred tax assets consisted of the following:

	October 31,2013	April 30,2013
Deferred tax assets
Net operating losses	$76,013	$72,994
Less: valuation allowance	(76,013)	(72,994)

Net deferred tax asset	$-	$-

At October 31, 2013, the Company had an unused net operating loss carry-forward $223,567 that is available to offset future taxable income; the loss carry-forward will start to expire in 2029.

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

On October 11, 2012, we changed our name to China Xibolun Technology Holdings Corporation.

Results of Operations For Six and Three Months Ended October 31, 2013, Compared To The Six and Three Months Ended October 31, 2012

The Company is in the development stage, did not generate any revenues for six and three months ended October 31, 2013 or 2012, and has not generated any revenues to date.

We had general and administrative expenses of $8,878 and $4,078 for six and three months ended October 31, 2013, compared to general and administrative expenses of $28,764 and 10,845 for six and three months ended October 31, 2012, a decrease in operating expenses of $19,886 and $6,767 from the prior period.

We had interest expense of $0 for six and three months ended October 31, 2013, compared to $5,422 and $0 for six and three months ended October 31, 2012. Interest expense represented amounts due on the Company’s American Express Credit Card and in connection with the Line of Credit. Interest expense decreased due to the full settlement of the Line of Credit in September 2012.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets of $0 as of October 31, 2013. We had liabilities of $29,861 as of October 31, 2013.

We had $22,226 of net cash used in operating activities for six months ended October 31, 2013, which was from the net loss and decrease in accounts payable and accrued expenses.

We had $22,226 of net cash provided by financing activities for six months ended October 31, 2013, which was due to amounts paid by Mr. Chin for expense.

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

These conditions caused our auditors to have substantial doubt about the Company’s ability to continue as a going concern and issue an audit report on our year-end financial statements with an additional paragraph emphasizing the going concern issue.  The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Critical Accounting Policies:

Development Stage Policy

We are a development stage company as defined under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, Development Stage Entities. Our management has limited experience in the consulting business. We have earned no revenues since our formation, have no current clients and have an accumulated deficit during the development stage of $223,567 as of October 31, 2013. We are currently being funded by existing shareholders and anticipate being able to continue our business operations for approximately the next six to eight months due to our low overhead and the limited expenses that we have. If we do not have enough money to pay our outstanding liabilities as they become due and/or if we fail to generate any revenues in the future, we will be forced to curtail or abandon our business plan and any investment in us may be lost.

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

The asset and liability approach is used to account for income taxes by recognizing deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. The Company records a valuation allowance to reduce its deferred tax assets to zero, the amount that is more likely than not to be realized.

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

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that  information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

No Significant change was made in our internal control over financial reporting during the Company’s three months ended October 31, 2013 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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
December 12, 2013
By:	/ S / Chin Yung Kong
Chin Yung Kong President and Chief Executive Officer