Form 10-Q
period 2014-01-31
China Xibolun Technology Holdings Corp
filed 2014-03-21
CIK 1479382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2014

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

 [X] YES  [  ]NO

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 4,366,649 Shares of Common Stock, as of March 19, 2014

TABLE OF CONTENTS

PART I

Item 1.

Financial Statements ( Unaudited)

Condensed Balance Sheets as of  January 31, 2014 and April 30, 2013

Condensed Statements of Operations for the Nine and Three Months Ended  January 31, 2014 and 2013 and for the Period From May 24, 2007 (Inception) Through January 31, 2014

Condensed Statements of Cash Flows for the Nine Months Ended January 31, 2014 and 2013 and for the Period From May 24, 2007 (Inception) Through January 31, 2014

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

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

CHINA XIBOLUN TECHNOLOGY HOLDINGS CORPORATION. (A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS
(Unaudited)

	January 31,	April 30,
	2014	2013

ASSETS
CURRENT ASSETS:
Cash	$-	$-
TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$6,342	$17,751
Due to related party	33,598	3,232

TOTAL CURRENT LIABILITIES	39,940	20,983

Commitments and Contingencies
STOCKHOLDERS' DEFICIT
Preferred stock, $.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $.001 par value, 100,000,000 shares authorized, 4,366,649 shares issued and outstanding January 31, 2014 and April 30, 2013 respectively	4,367	4,367
Additional paid in capital	189,339	189,339
Deficit accumulated during the development stage	(233,646)	(214,689)

TOTAL STOCKHOLDERS' DEFICIT	(39,940)	(20,983)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

See accompanying notes to condensed unaudited financial statements

CHINA XIBOLUN TECHNOLOGY HOLDINGS CORPORATION. (A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine Months Ended January 31,		Three Months Ended January 31,		Inception through
	2014	2013	2014	2013	January 31,2014

OPERATING EXPENSES
General and administrative expenses	$(18,957)	$(36,996)	$(10,079)	$(8,232)	$(235,986)
Depreciation	-	-	-	-	(6,631)
OPERATING LOSS	$(18,957)	$(36,996)	$(10,079)	$(8,232)	$(242,617)

Interest expense	-	(5,422)	-	-	(8,339)

Gain on settlement of liabilities	-	17,310	-	-	17,310
NET INCOME (LOSS)	$(18,957)	$(25,108)	$(10,079)	$(8,232)	$(233,646)

Net income (loss) per share:
Basic and diluted	$(0.00)	$(0.01)	$(0.00)	$(0.00)
Weighted average shares outstanding, Basic and diluted	4,366,649	4,366,649	4,366,649	4,366,649

See accompanying notes to condensed unaudited financial statements

CHINA XIBOLUN TECHNOLOGY HOLDINGS CORPORATION (A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended January 31,		Inception through
	2014	2013	January 31, 2014

OPERATING ACTIVITIES:
Net loss	$(18,957)	$(25,108)	$(233,646)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	-	6,631
Gain on settlement of liabilities	-	(17,310)	(17,310)
Common shares issued for services	-	-	1,100
Interest payable converted to equity	-	-	(2,434)
Changes in assets and liabilities:	-	-	-
Accounts payable and accrued expenses	(11,409)	35,363	99,081
NET CASH USED IN OPERATING ACTIVITIES	(30,366)	(7,055)	(146,578)

INVESTING ACTIVITIES:
Purchase of equipment	-	-	(6,631)
NET CASH USED IN INVESTING ACTIVITIES	-	-	(6,631)

FINANCING ACTIVITIES:
Common shares issued for cash	-	-	25,000
Advances from related parties	30,366	-	75,620
Proceeds from line of credit - related party	-	6,000	52,589
NET CASH PROVIDED BY FINANCING ACTIVITIES	30,366	6,000	153,209

NET CHANGE IN CASH	-	(1,055)	-

Cash, beginning of period	-	1,055	-

Cash, end of period	$-	$-	$-

SUPPLEMENTAL DISCLOSURES:
Interest paid	$-	$10	$421
Settlement of liabilities by shareholder on behalf of Company, including accounts payable, advances from related parties, and line of credit-related parties	$-	$170,040	$170,040

See accompanying notes to condensed unaudited financial statements

CHINA XIBOLUN TECHNOLOGY HOLDINGS CORPORATION.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

JANUARY 31, 2014

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

NOTE 2 –SUMMARY OF ACCOUNTING POLICIES

Development Stage Policy

We are a development stage company as defined under Financial Accounting Standards Board (“FASB”)

Accounting Standards Codification (“ASC”) 915, Development Stage Entities. Our management has limited experience in the consulting business. We have earned no revenues since our formation, have no current clients and have an accumulated deficit during the development stage of $233,646 as of January 31, 2014. We are currently being funded by existing shareholders and anticipate being able to continue our business operations for approximately the next six to eight months due to our low overhead and the limited expenses that we have. If we do not have enough money to pay our outstanding liabilities as they become due and/or if we fail to generate any revenues in the future, we will be forced to curtail or abandon our business plan and any investment in us may be lost.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

Expenses of the Company are currently being paid by an affiliate of our controlling shareholders. During nine months ended January 31, 2014, Chin Yung Kong, the director and shareholder of the Company, paid $30,366 for the Company’s audit and consultant fee.

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

At January 31, 2014 and April 30, 2013, deferred tax assets consisted of the following:

	January 31,2014	April 30,2013
Deferred tax assets
Net operating losses	$79,440	$72,994
Less: valuation allowance	(79,440)	(72,994)

Net deferred tax asset	$-	$-

At January 31, 2014, the Company had an unused net operating loss carry-forward $233,646 that is available to offset future taxable income; the loss carry-forward will start to expire in 2029.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We caution you that this report contains forward-looking statements regarding, among other things, financial, business, and operational matters.

All statements that are included in this Quarterly Report, other than statements of historical fact, are forward-looking statements. Forward-looking statements involve known and unknown risks, assumptions, uncertainties, and other factors. Statements made in the future tense, and statements using words such as “may,” “can,” “could,” “should,” “predict,” “aim’” “potential,” “continue,” “opportunity,” “intend,” “goal,” “estimate,” “expect,” “expectations,” “project,” “projections,” “plans,” “anticipates,” “believe,” “think,” “confident” “scheduled” or similar expressions are intended to identify forward-looking statements. Forward-looking statements are not a guarantee of performance and are subject to a number of risks and uncertainties, many of which are difficult to predict and are beyond our control. These risks and uncertainties could cause actual results to differ materially from those expressed in or implied by the forward-looking statements, and therefore should be carefully considered. We caution you not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We disclaim any obligation to update any of these forward-looking statements as a result of new information, future events, or otherwise, except as expressly required by law. References in this Form 10-Q, unless another date is stated, are to January 31,2014. As used herein, the “Company,” “we,” “us,” “our” and words of similar meaning refer to China Xibolun Technology Holdings Corporation.

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

On October 11, 2012, we changed our name to China Xibolun Technology Holdings Corporation.

Results of Operations For Nine and Three Months Ended January 31, 2014 Compared To The Nine and Three Months Ended January 31, 2013

The Company is in the development stage, did not generate any revenues for nine and three months ended January 31, 2014 or 2013, and has not generated any revenues to date.

We had general and administrative expenses of $18,957 and $10,079 for nine and three months ended January 31, 2014, compared to general and administrative expenses of $36,996 and 8,232 for nine and three months ended January 31, 2013, a decrease of $18,039 and an increase of $1,847 in operating expenses from the prior period.

We had interest expense of $0 and $0 for nine and three months ended January 31, 2014, compared to $5,422 and $0 for nine and three months ended January 31, 2013. Interest expense represented amounts due on the Company’s American Express Credit Card and in connection with the Line of Credit. Interest expense decreased due to the full settlement of the Line of Credit in September 2013.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets of $0 as of January 31, 2014. We had liabilities of $39,940 as of January 31, 2014.

We had $30,366 of net cash used in operating activities for nine months ended January 31, 2014, which was from the net loss and decrease in accounts payable and accrued expenses.

We had $30,366 of net cash provided by financing activities for nine months ended January 31, 2014, which was due to amounts paid by Mr. Chin for expense.

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

Critical Accounting Policies:

Development Stage Policy

We are a development stage company as defined under Financial Accounting Standards Board (“FASB”). Accounting Standards Codification (“ASC”) 915, Development Stage Entities. Our management has limited experience in the consulting business. We have earned no revenues since our formation, have no current clients and have an accumulated deficit during the development stage of $233,646 as of January 31, 2014. We are currently being funded by existing shareholders and anticipate being able to continue our business operations for approximately the next nine to eight months due to our low overhead and the limited expenses that we have. If we do not have enough money to pay our outstanding liabilities as they become due and/or if we fail to generate any revenues in the future, we will be forced to curtail or abandon our business plan and any investment in us may be lost.

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

Changes in Internal Control Over Financial Reporting

No Significant change was made in our internal control over financial reporting during the Company’s three months ended January 31, 2014  that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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
March 21, 2014
By:	/ S / Chin Yung Kong
Chin Yung Kong President and Chief Executive Officer