Form 10-K
period 2014-04-30
China Xibolun Technology Holdings Corp
filed 2014-08-12
CIK 1479382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2014

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

136-40 39th Avenue

Garden Plaza, Suite 6B

Flushing, NY 11354

 (Address of principal executive offices and zip code)

Phone: 9294219748

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes  [X]  No   [  ]

The issuer's revenues for the most recent fiscal year ended April 30, 2014 were $0.

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was $0, as there was no public market for the registrants common stock as of October 31, 2013.

State the number of shares of the issuer’s common stock outstanding, as of the latest practicable date: 4,366,649 shares of common stock issued and outstanding as of August 8, 2014.

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

ITEM 1A. Risk Factors

Not applicable for Smaller Reporting Companies.

ITEM 1B. Unresolved Staff Comments

Not applicable.

ITEM 2. Properties

We currently use a free office space provided by our director Chin Yung Kong  at 136-40 39th Avenue, Garden Plaza, Suite 6B, Flushing, NY 11354

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

On September 21, 2012, James Patton, Nathan Pettus and James Pacey (“Sellers”), who are collectively the controlling shareholders of Dimus Partners, Inc (“Company”), sold 4,200,000 shares of common stock of the Company to Chin Yung Kong and Anyuan Sun (“Purchasers”) for an aggregated price of $ 190,000.00.The 4,200,000 shares of common stock represented approximately 96.2% of the total issued and outstanding stock of the Company.  As result of this share purchase transaction, Chin Yung Kong and Anyuan Sun became the controlling shareholders of the Company. The liabilities of $187,350 of the Company prior to September 21, 2012 have been settled by the Company resulting in a $17,310 gain.

On October 11, 2012, we changed our name to China Xibolun Technology Holdings Corporation.

Results of Operations For The Year Ended April 30, 2014 Compared To The Year Ended April 30, 2013

The Company did not generate any revenues for the year ended April 30, 2014 or 2013, and has not generated any revenues to date.

We had general and administrative expenses of $29,685 for the year ended April 30, 2014, compared to general and administrative expenses of $49,747 for the year ended April 30, 2013, a decrease of $20,062 in operating expenses from the prior year. The decrease of expense was mainly because of the expenses related with the acquisition that occurred in FY 2013.

We had interest expense of $0 for the year ended April 30, 2014, compared to $2,988 for the year ended April 30, 2013. Interest expense represented amounts due on the Company’s American Express Credit Card and in connection with the Line of Credit. Interest expense decreased due to the full settlement of the Line of Credit in September 2013.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets of $0 as of April 30, 2014. We had liabilities of $50, 668 as of April 30, 2014.

We had $45, 919 of net cash used in operating activities for the year ended April 30, 2014, which resulted from the net loss and decrease in accounts payable and accrued expenses.

We had $45, 919 of net cash provided by financing activities for the year ended April 30, 2014, which was due to advance from  Mr. Chin for expenses.

Expenses of the Company are currently being paid by our controlling shareholders. The Company is dependent on such arrangements or additional outside financing, if even available to the Company, in order to meet its financial obligations and continue its operations.

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

Critical Accounting Policies:

Use of Estimates

The preparation of financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Estimates are based on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances, the results of which form the basis for judgments about results and the carrying values of assets and liabilities. Actual results and values may differ significantly from these estimates.

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

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation.” This ASU removes the definition of a development stage entity from the ASC, thereby removing the financial reporting distinction between development stage entities and other reporting entities from GAAP. In addition, the ASU eliminates the requirements for development stage entities to (1) present inception-to-date information in the statements of operations, cash flows, and shareholders’ deficit, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. Early adoption is permitted. The Company has elected to adopt this ASU and, accordingly, no inception to date financial information is disclosed and the accompanying financial statements are not labeled as those of a development stage entity.

The Company has implemented all new accounting standards that are in effect and may impact its financial statements and does not believe that there are any other new accounting standards that have been issued that might have a material impact on its financial position or results of operations.

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

Effective as of April 30, 2014, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in 1992 Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.

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

A material weakness is a deficiency, or combination of deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses at April 30, 2014:

(1)	lack of a functioning audit committee and lack of a majority of outside Directors on the Company's Board of Directors capable to perform the audit function; and

(2)	inadequate segregation of duties due to limited number of personnel, which makes the reporting process susceptible to management override.

Management believes that the material weaknesses set forth in items (1) and (2) above did not have an affect on the Company's financial reporting in fiscal 2014. However, management believes that the lack of a functioning audit committee and lack of a majority of outside Directors on the Company's Board of Directors can adversely affect reporting in the future years, when our operations become more complex and less transparent and require higher level of financial expertise from the overseeing body of the Company.

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

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the name, age and position of our Directors and executive officers. There are no other persons who can be classified as a promoter or controlling person of us, other than as provided below. Our executive officers and Directors currently serving are as follows:

NAME	AGE	POSITION

Chin Yung Kong	61	Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, and Director

Set forth below is a brief description of the background and business experience of our executive officer and Directors.

Chin Yung Kong, a Malaysian citizen, age 61, resides in Dalian, China. Mr. Chin has served as the Company’s President, Secretary, Treasurer and sole director since December 2012. Mr. Chin is the Managing Director of QMIS Capital Finance. Since 2002 Mr. Chin has devoting most of his time advising Chinese clients on financial restructuring, pre-audit evaluation before going public, pre-IPO investment strategies, and on the process of going public in the United States. From 1995 to 2002, Mr. Chin was financial controller for the Kwok Group Company in China. Prior to 1995 Mr. Chin was a practicing auditor and Certified Public Accountant (CPA) with Foo Kon & Tan in Singapore. Mr. Chin graduated from University of Hull in the United Kingdom with a Masters degree in Finance. Mr. Chin provides financial and strategic expertise to the Company as a member of its board of directors.

Anyuan Sun, our former director, resigned from his position on July 22, 2014, due to personal reasons.

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

We believe that, during fiscal year ended April 30, 2014, our Directors, executive officers, and ten percent stockholders complied with all Section 16(a) filing requirements.

Item 11. Executive Compensation

Summary Compensation Table:

Name and principal position (a)	Year ended April 30 (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	All Other Compensation ($) (i)	Total ($) (j)
Chin Yung Kong CEO, President, Secretary, Treasurer and Director	2014	-	-	-	-	-	$-
	2013	-	-	-	-	-	$-

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

None.

Long-term, Stock Based Compensation

None

Item 12. Security Ownership of Certain Beneficial Owners and Management and related Stockholder Matters

The following table presents certain information regarding the beneficial ownership of all shares of common stock as of July 29, 2014 by (i) each person who owns beneficially more than five percent (5%) of the outstanding shares of common stock based on 4,366,649 shares outstanding as of July 29, 2014, (ii) each of our Directors, (iii) each named executive officer and (iv) all Directors and officers as a group. Except as otherwise indicated, all shares are owned directly.

Name and Address of Beneficial Owner	Shares Beneficially Owned	Percentage Beneficially Owned
Chin Yung Kong CEO, CFO, President, Secretary, Treasurer, and Director Room 2119 Mingyong Building, No. 60 Xian Road. Shahekou District, Dalian, China 116021	4,200,000 (1)	96.2%
All Officers and Directors as a Group (1 individual)	4,200,000	96.2%

(1)

On July 22, 2014, Anyuan Sun transferred 1,680,000 shares of common stock to Chin Yung Kong.

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

Expenses of the Company are currently being paid by an affiliate of our controlling shareholders. We have accrued for such expenses at April 30, 2014 but have not been billed.

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

Expenses of the Company are currently being paid by an affiliate of our controlling shareholders. During the year ended April 30, 2014, Chin Yung Kong, the director and shareholder of the Company, advanced $45,919 to  its audit and consultant fees. As of April 30, 2014 and 2013, the Company had towed this  related party for $49,151 and $3,232, respectively.

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

Item 14. Principal Accounting Fees and Services

Following is a summary of the fees expensed relating to professional services rendered by the principal accountants during the fiscal years ended April 30, 2014 and April 30, 2013:

Fee Category	2014 Fees	2013 Fees

Audit Related Fees	$12,000	12,000
All Other Fees	$-	-

Total Fees	$12,000	12,000

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a)

We have filed the following documents as part of this Annual Report on Form 10-K. Financial statement schedules have been omitted since they either are not required, not applicable, or the information is otherwise included.

Financial Statements

Report of Independent Registered Public Accounting Firm

Balance Sheets as of April 30, 2014 and 2013

Statements of Operations for the Years Ended April 30, 2014 and 2013

Statements of Stockholders’ Deficit for the Years Ended April 30, 2014 and 2013

Statements of Cash Flows for the Years Ended April 30, 2014 and 2013

Notes to Financial Statements

(b)	Exhibit listing.

See the Exhibit Index immediately following the signature page of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

China Xibolun Technology Holdings Corporation

Date: August 12, 2014	By: /s/ Chin Yung Kong Chin Yung Kong Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer), President, Treasurer and Director

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1(1)	Articles of Incorporation

3.2(1)	Amended and Restated Bylaws

10.1(1)	Letter of Intent Jimmy Jacobs Custom Homes

10.2(2)	Revolving Line of Credit ($50,000) and Related Documents

31*	Certificate of the Chief Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certificate of the Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*(#)	XBRL Instance Document

101.SCH*(#)	XBRL Schema Document

101.CAL*(#)	XBRL Calculation Linkbase Document

101.DEF*(#)	XBRL Definition Linkbase Document

101.LAB*(#)	XBRL Label Linkbase Document

101.PRE*(#)	XBRL Presentation Linkbase Document

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

ANNEX: FINANCIAL STATEMENTS AND FOOTNOTES

Table of Contents to Financial Statements

Report of Independent Registered Public Accounting Firm

Balance Sheets as of April 30, 2014 and 2013

Statements of Operations for the Years Ended April 30, 2014 and 2013

Statements of Stockholders’ Deficit for the Years Ended April 30, 2014 and 2013

Statements of Cash Flows for the Years Ended April 30, 2014 and 2013

Notes to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of China Xibolun Technology Holdings Corporation

We have audited the accompanying balance sheets of China Xibolun Technology Holdings Corporation as of April 30, 2014 and 2013, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two year period ended April 30, 2014. China Xibolun Technology Holdings Corporation’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Xibolun Technology Holdings Corporation as of April 30, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the two year period ended April 30, 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company's accumulated stockholders’ deficit,  lack of working capital and negative cash flows from operating activities raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Friedman LLP

New York, New York

August 12, 2014

CHINA XIBOLUN TECHNOLOGY HOLDINGS CORPORATION.
BALANCE SHEETS

	April 30,	April 30,
	2014	2013

ASSETS
CURRENT ASSETS:
Cash	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,517	$17,751
Due to related party	49,151	3,232

TOTAL LIABILITIES	50,668	20,983

Commitments and Contingencies

STOCKHOLDERS' DEFICIT
Preferred stock, $.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $.001 par value, 100,000,000 shares authorized, 4,366,649 shares issued and outstanding on April 30, 2014 and 2013	4,367	4,367
Additional paid in capital	189,339	189,339
Accumulated deficit	(244,374)	(214,689)

TOTAL STOCKHOLDERS' DEFICIT	(50,668)	(20,983)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

See accompanying notes to financial statements

CHINA XIBOLUN TECHNOLOGY HOLDINGS CORPORATION.
STATEMENTS OF OPERATIONS

	Year Ended April 30,
	2014	2013

OPERATING EXPENSES
General and administrative expenses	$(29,685)	$(49,747)
Depreciation	-	-

OPERATING LOSS	$(29,685)	$(49,747)

Interest expense	-	(2,988)

Gain on settlement of liabilities	-	17,310

NET INCOME (LOSS)	$(29,685)	$(35,425)

Net income (loss) per share:
Basic and diluted	$(0.01)	$(0.01)
Weighted average shares outstanding, Basic and diluted	4,366,649	4,366,649

See accompanying notes to financial statements

CHINA XIBOLUN TECHNOLOGY HOLDINGS CORPORATION
STATEMENTS OF STOCKHOLDERS' DEFICIT

			Additional		Total
	Common		Paid-in	Accumulated	Shareholders'
	Stock	Amount	Capital	Deficit	Deficit
Balance at May 1, 2012	4,366,649	$4,367	$21,733	$(179,264)	$(153,164)

Net Loss	-	-	-	(35,425)	(35,425)
Settlement of liabilities by shareholder on behalf of Company	-	-	170,040	-	170,040
Interest payable converted to equity	-	-	(2,434)	-	(2,434)

Balance at April 30, 2013	4,366,649	$4,367	$189,339	$(214,689)	$(20,983)

Net Loss	-	-	-	(29,685)	(29,685)

Balance at April 30, 2014	4,366,649	$4,367	$189,339	$(244,374)	$(50,668)

See accompanying notes to financial statements

CHINA XIBOLUN TECHNOLOGY HOLDINGS CORPORATION
STATEMENTS OF CASH FLOWS

	Year ended April 30,
	2014	2013

OPERATING ACTIVITIES:
Net loss	$(29,685)	$(35,425)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on settlement of liabilities	-	(17,310)
Interest payable converted to equity	-	(2,434)
Changes in assets and liabilities:
Accounts payable and accrued expenses	(16,234)	48,114
NET CASH USED IN OPERATING ACTIVITIES	(45,919)	(7,055)

INVESTING ACTIVITIES:
Purchase of equipment	-	-
NET CASH USED IN INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES:
Common shares issued for cash	-	-
Advances from related parties	45,919	-
Proceeds from line of credit - related party	-	6,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	45,919	6,000

NET CHANGE IN CASH	-	(1,055)

Cash, beginning of year	-	1,055

Cash, end of year	$-	$-

SUPPLEMENTAL DISCLOSURES:
Interest paid	$-	$10
Settlement of liabilities by shareholder on behalf of Company, including accounts payable, advances from related parties, and line of credit-related parties	$-	$170,040

See accompanying notes to financial statements

CHINA XIBOLUN TECHNOLOGY HOLDINGS CORPORATION

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2014

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

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation.” This ASU removes the definition of a development stage entity from the ASC, thereby removing the financial reporting distinction between development stage entities and other reporting entities from GAAP. In addition, the ASU eliminates the requirements for development stage entities to (1) present inception-to-date information in the statements of operations, cash flows, and shareholders’ deficit, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. Early adoption is permitted. The Company has elected to adopt this ASU and, accordingly, no inception to date financial information is disclosed and the accompanying financial statement are not labeled as those of a development stage entity.

The Company has implemented all new accounting standards that are in effect and may impact its financial statements and does not believe that there are any other new accounting standards that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – RELATED PARTY TRANSACTIONS

Expenses of the Company are currently being paid by an affiliate of our controlling shareholders. During the year ended April 30, 2014, Chin Yung Kong, the director and shareholder of the Company, advanced $45,919 to  the Company for  its audit and consultant fees. As of April 30, 2014 and 2013, the Company had owed this related party for $49,151 and $3,232, respectively.

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

These conditions caused our auditors to have substantial doubt about the Company’s ability to continue as a going concern and issue an audit report with an additional paragraph emphasizing the going concern issue. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

At April 30, 2014 and 2013, deferred tax assets consisted of the following:

	April 30,2014	April 30,2013
Deferred tax assets
Net operating loss carry forwards	$83,087	$72,994
Less: valuation allowance	(83,087)	(72,994)

Net deferred tax asset	$-	$-

At April 30, 2014, the Company had an unused net operating loss carry-forward $244,374 that is available to offset future taxable income; the loss carry-forward will start to expire in 2029.

During the years ended April 30, 2014 and 2013, the effective tax rate of the Company is reconciled to the U.S. federal statutory rate, as follows:

	2014	2013
U.S. federal statutory rate	34%	34%
Change in valuation allowance	-34%	-34%

Effective tax rate	-	-