Form 10-Q
period 2014-07-31
China Xibolun Technology Holdings Corp
filed 2014-09-22
CIK 1479382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2014

      . TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to _____________

China Xibolun Technology Holdings Corporation.

Commission File No. 000-54539

Nevada	27-1179591
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

136-40 39th Avenue

Garden Plaza, Suite 6B

Flushing, NY 11354

 (Address of Principal Executive Offices)

9294219748

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

 [X] YES  [  ]NO

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 4,366,649 Shares of Common Stock, as of September 18, 2014

TABLE OF CONTENTS

PART I

Item 1.

Financial Statements ( Unaudited)

Condensed Balance Sheets as of  July 31, 2014 and April 30, 2013

Condensed Statements of Operations for the Three Months Ended  July 31, 2014 and 2013

Condensed Statements of Cash Flows for the Three Months Ended July 31, 2014 and 2013

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

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

CHINA XIBOLUN TECHNOLOGY HOLDINGS CORPORATION.

CONDENSED BALANCE SHEETS
(Unaudited)
	July 31,	April 30,
	2014	2014

ASSETS
CURRENT ASSETS:
Cash	-	-

TOTAL ASSETS	-	-

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	6,092	1,517
Due to related party	49,979	49,151

TOTAL CURRENT LIABILITIES	56,071	50,668

Commitments and Contingencies

STOCKHOLDERS' DEFICIT
Preferred stock, $.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $.001 par value, 100,000,000 shares authorized, 4,366,649 shares issued and outstanding on July 31 and April 30, 2014 , respectively	4,367	4,367
Additional paid in capital	189,339	189,339
Accumulated Deficit	(249,777)	(244,374)

TOTAL STOCKHOLDERS' DEFICIT	(56,071)	(50,668)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	-	-

See accompanying notes to condensed unaudited financial statements

CHINA XIBOLUN TECHNOLOGY HOLDINGS CORPORATION.

CONDENSED STATEMENTS OF OPERATIONS
	(Unaudited)
	Three Months Ended July 31,
	2014	2013

OPERATING EXPENSES
General and administrative expenses	(5,403)	(4,800)
Depreciation	-	-

OPERATING LOSS	(5,403)	(4,800)

Interest expense	-	-

Gain on settlement of liabilities	-	-

NET INCOME (LOSS)	(5,403)	(4,800)

Net income (loss) per share:
Basic and diluted	(0.00)	(0.00)
Weighted average shares outstanding, Basic and diluted	4,366,649	4,366,649

See accompanying notes to condensed unaudited financial statements

CHINA XIBOLUN TECHNOLOGY HOLDINGS CORPORATION.

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

Three Months Ended July 31,
	2014	2013

OPERATING ACTIVITIES:
Net loss	(5,403)	(4,800)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	-
Gain on settlement of liabilities	-	-
Common shares issued for services	-	-
Interest payable converted to equity	-	-
Changes in assets and liabilities:
Accounts payable and accrued expenses	4,575	(12,626)
NET CASH USED IN OPERATING ACTIVITIES	(828)	(17,426)

INVESTING ACTIVITIES:
Purchase of equipment	-	-
NET CASH USED IN INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES:
Common shares issued for cash	-	-
Advances from related parties	828	17,426
Proceeds from line of credit - related party	-	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	828	17,426

NET CHANGE IN CASH	-	-

Cash, beginning of period	-	-

Cash, end of period	-	-

SUPPLEMENTAL DISCLOSURES:
Interest paid	-	-
Settlement of liabilities by shareholder on behalf of Company, including accounts payable, advances from related parties, and line of credit-related parties	-	-

See accompanying notes to condensed unaudited financial statements

CHINA XIBOLUN TECHNOLOGY HOLDINGS CORPORATION.

NOTES FOR THE FINANCIAL STATEMENTS (UNAUDITED)

JULY 31, 2014

NOTE 1- Organization and Basis of presentation

Organization

China Xibolun Technology Holdings Corporation (the “Company”) was incorporated under the laws of the State of Nevada on May 24, 2007. Prior to incorporation on April 30, 2008, Dimus Partners, LLC was a Texas limited liability company effective May 24, 2007.  Dimus Partners, LLC (the “Texas Company”) and the Company entered into a Certificate of Exchange whereby the Nevada Corporation acquired 100% of the issued and outstanding membership interest of the Texas Company, in exchange for two million (2,000,000) common shares of the Company.

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

Basis of presentation

The accompanying unaudited condensed financial statements of China Xibolun Technology Holdings Corporation. (“Xibolun” or the “Company”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“US GAAP”) for complete financial statements. These condensed consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the fiscal year ended April 30, 2014 filed with the SEC on August 12, 2014. Operating results for the three months ended July 31, 2014 may not be necessarily indicative of the results that may be expected for the full year.

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

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation.” This ASU removes the definition of a development stage entity from the ASC, thereby removing the financial reporting distinction between development stage entities and other reporting entities from GAAP. In addition, the ASU eliminates the requirements for development stage entities to (1) present inception-to-date information in the statements of operations, cash flows, and shareholders’ deficit, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. Early adoption is permitted. The Company has elected to early adopt this ASU and, accordingly, no inception to date financial information is disclosed and the accompanying financial statements are not labeled as those of a development stage entity.

The Company does not believe that there are any other new accounting standards that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – RELATED PARTY TRANSACTIONS

Expenses of the Company are currently being paid by an affiliate of our controlling shareholders. During the three months ended July 31, 2014 and 2013 , Chin Yung Kong, the director and shareholder of the Company, paid $828 and $17,426 for the Company’s audit and consultant fee.

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

At July 31 and April 30, 2014, deferred tax assets consisted of the following:

	July 31,2014	April 30,2014
Deferred tax assets
Net operating losses	84,924	83,087
Less: valuation allowance	(84,924)	(83,087)

Net deferred tax asset	-	-

At July 31, 2014, the Company had an unused net operating loss carry-forward $249,777 that is available to offset future taxable income; the loss carry-forward will start to expire in 2029.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We caution you that this report contains forward-looking statements regarding, among other things, financial, business, and operational matters.

All statements that are included in this Quarterly Report, other than statements of historical fact, are forward-looking statements. Forward-looking statements involve known and unknown risks, assumptions, uncertainties, and other factors. Statements made in the future tense, and statements using words such as “may,” “can,” “could,” “should,” “predict,” “aim’” “potential,” “continue,” “opportunity,” “intend,” “goal,” “estimate,” “expect,” “expectations,” “project,” “projections,” “plans,” “anticipates,” “believe,” “think,” “confident” “scheduled” or similar expressions are intended to identify forward-looking statements. Forward-looking statements are not a guarantee of performance and are subject to a number of risks and uncertainties, many of which are difficult to predict and are beyond our control. These risks and uncertainties could cause actual results to differ materially from those expressed in or implied by the forward-looking statements, and therefore should be carefully considered. We caution you not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We disclaim any obligation to update any of these forward-looking statements as a result of new information, future events, or otherwise, except as expressly required by law. References in this Form 10-Q, unless another date is stated, are to July 31,2014. As used herein, the “Company,” “we,” “us,” “our” and words of similar meaning refer to China Xibolun Technology Holdings Corporation.

Overview

China Xibolun Technology Holdings Corporation was incorporated in the state of Nevada on April 18, 2008, under the name Dimus Partners, Inc. We have not generated any revenues to date.  To date we have had only limited operations.

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

Results of Operations For Three Months Ended July 31, 2014 Compared To The Three Months Ended July 31, 2013

The Company did not generate any revenues for the three months ended July 31, 2014 or 2013, and has not generated any revenues to date.

We had general and administrative expenses of $5,403 for the three months ended July 31, 2014, compared to general and administrative expenses of $4,800 for the three months ended July 31, 2013, a increase of $603  in operating expenses from the prior period.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets of $0 as of July 31, 2014. We had liabilities of $56,071 as of July 31, 2014.

We had $828 of net cash used in operating activities for 3 month ended  July 31, 2014, which was from the net loss and increase in accounts payable and accrued expenses.

We had $828 and $17,426 of net cash provided by financing activities for the three months ended July 31, 2014 and 2013, respectively, which was due to amounts paid by Mr. Chin for expense.

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

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation.” This ASU removes the definition of a development stage entity from the ASC, thereby removing the financial reporting distinction between development stage entities and other reporting entities from GAAP. In addition, the ASU eliminates the requirements for development stage entities to (1) present inception-to-date information in the statements of operations, cash flows, and shareholders’ deficit, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. Early adoption is permitted. The Company has elected to early adopt this ASU and, accordingly, no inception to date financial information is disclosed and the accompanying financial statements are not labeled as those of a development stage entity.

The Company does not believe that there are any other new accounting standards that have been issued that might have a material impact on its financial position or results of operations.

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

Changes in Internal Control Over Financial Reporting

No Significant change was made in our internal control over financial reporting during the Company’s three months ended July 31, 2014  that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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
September 22, 2014
By:	/ S / Chin Yung Kong
Chin Yung Kong President and Chief Executive Officer