Form 10-Q
period 2014-10-31
China Xibolun Technology Holdings Corp
filed 2014-12-15
CIK 1479382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  ☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2014

      ☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to _____________

China Xibolun Technology Holdings Corporation.

Commission File No. 000-54539

Nevada	27-1179591
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

136-20 38th Avenue

Unit 3G

Flushing, NY 11354

(Address of Principal Executive Offices)

9294219748

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. ☑ YES ☐ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☑ YES ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☑ YES ☐ NO

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 4,366,649 Shares of Common Stock, as of December 15, 2014

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

CHINA XIBOLUN TECHNOLOGY HOLDINGS CORPORATION.
CONDENSED BALANCE SHEETS
(Unaudited)

	October 31,	April 30,
	2014	2014

ASSETS
Total current assets	$—	$—

TOTAL ASSETS	$—	$—

LIABILITIES AND STOCKHOLDERS' DEFICIT CURRENT LIABILITIES:
Accounts payable and accrued expenses	$9,323	$1,517
Due to related party	49,979	49,151

TOTAL CURRENT LIABILITIES	59,302	50,668

Commitments and Contingencies

STOCKHOLDERS' DEFICIT
Preferred stock, $.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $.001 par value, 100,000,000 shares authorized, 4,366,649 shares issued and outstanding on October 31 and April 30, 2014 , respectively	4,367	4,367
Additional paid in capital	189,339	189,339
Accumulated Deficit	(253,008)	(244,374)

TOTAL STOCKHOLDERS' DEFICIT	(59,302)	(50,668)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$—	$—

See accompanying notes to condensed unaudited financial statements

CHINA XIBOLUN TECHNOLOGY HOLDINGS CORPORATION.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
	2014	2013	2014	2013

EXPENSES
General and administrative expenses	$(3,231)	$(4,078)	$(8,634)	$(8,878)

NET LOSS	$(3,231)	$(4,078)	$(8,634)	$(8,878)

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average shares outstanding, Basic and diluted	4,366,649	4,366,649	4,366,649	4,366,649

See accompanying notes to condensed unaudited financial statements

CHINA XIBOLUN TECHNOLOGY HOLDINGS CORPORATION.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended October 31,
	2014	2013

OPERATING ACTIVITIES:
Net loss	$(8,634)	$(8,878)
Changes in assets and liabilities:
Accounts payable and accrued expenses	7,806	(13,348)
NET CASH USED IN OPERATING ACTIVITIES	(828)	(22,226)

FINANCING ACTIVITIES:
Advances from related parties	828	22,226
NET CASH PROVIDED BY FINANCING ACTIVITIES	828	22,226

NET CHANGE IN CASH	—	—

Cash, beginning of period	—	—

Cash, end of period	$—	$—

See accompanying notes to condensed unaudited financial statements

CHINA XIBOLUN TECHNOLOGY HOLDINGS CORPORATION.

NOTES FOR THEFINANCIAL STATEMENTS ( UNAUDITED)

OCTOBER 31, 2014

NOTE 1- Organization and Basis of presentation

Organization

China Xibolun Technology Holdings Corporation (the “Company”) was incorporated under the laws of the State of Nevada on May 24, 2007, under the name Dimus Partners, Inc. Prior to incorporation on April 30, 2008, Dimus Partners, LLC was a Texas limited liability company effective May 24, 2007.  Dimus Partners, LLC (the “Texas Company”) and the Company entered into a Certificate of Exchange whereby the Nevada Corporation acquired 100% of the issued and outstanding membership interest of the Texas Company, in exchange for two million (2,000,000) common shares of the Company.

On September 21, 2012, James Patton, Nathan Pettus and James Pacey (“Sellers”), who were collectively the controlling shareholders of the Company, sold 4,200,000 shares of common stock of the Company to Chin Yung Kong and Anyuan Sun (“Purchasers”) for an aggregated price of $ 190,000. The 4,200,000 shares of common stock represented approximately 96.2% of the total issued and outstanding stock of the Company.  As result of this share purchase transaction, Chin Yung Kong and Anyuan Sun became the controlling shareholders of the Company. The liabilities of $187,350 of the Company prior to September 21, 2012 have been settled by the Company resulting in a $17,310 gain.

On October 11, 2012, we changed our name to China Xibolun Technology Holdings Corporation.

Anyuan Sun, our former director, resigned from his position on July 22, 2014, due to personal reasons. On July 22, 2014, Anyuan Sun transferred 1,680,000 shares of common stock to Chin Yung Kong.

Basis of presentation

The accompanying unaudited condensed financial statements of China Xibolun Technology Holdings Corporation. (“Xibolun” or the “Company”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“US GAAP”) for complete financial statements. These condensed consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the fiscal year ended April 30, 2014 filed with the SEC on August 12, 2014. Operating results for the six months ended October 31, 2014 may not be necessarily indicative of the results that may be expected for the full year.

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

In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”), which requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued and provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. Certain disclosures will be required if conditions give rise to substantial doubt about an entity’s ability to continue as a going concern. ASU 2014-15 applies to all entities and is effective for annual and interim reporting periods ending after December 15, 2016, with early adoption permitted. The Company does not expect that the adoption of this standard will have a material effect on the Company’s consolidated financial statements.

NOTE 3 – RELATED PARTY TRANSACTIONS

Expenses of the Company are currently being paid by an affiliate of our controlling shareholders. During the six months ended October 31, 2014 and 2013 , Chin Yung Kong, the director and shareholder of the Company, paid $828 and $22,226 for the Company’s audit and consultant fee.

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

These conditions caused our auditors to have substantial doubt about the Company’s ability to continue as a going concern and issue an audit report on our year-end financial statements with an additional paragraph emphasizing the going concern issue. The accompanying condensed financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

At October 31 and April 30, 2014, deferred tax assets consisted of the following:

	October 31,2014	April 30,2014
Deferred tax assets
Net operating losses	$86,023	$83,087
Less: valuation allowance	(86,023)	(83,087)

Net deferred tax asset	$—	$—

At October 31, 2014, the Company had an unused net operating loss carry-forward $253,008 that is available to offset future taxable income; the loss carry-forward will start to expire in 2029.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We caution you that this report contains forward-looking statements regarding, among other things, financial, business, and operational matters.

All statements that are included in this Quarterly Report, other than statements of historical fact, are forward-looking statements. Forward-looking statements involve known and unknown risks, assumptions, uncertainties, and other factors. Statements made in the future tense, and statements using words such as “may,” “can,” “could,” “should,” “predict,” “aim’” “potential,” “continue,” “opportunity,” “intend,” “goal,” “estimate,” “expect,” “expectations,” “project,” “projections,” “plans,” “anticipates,” “believe,” “think,” “confident” “scheduled” or similar expressions are intended to identify forward-looking statements. Forward-looking statements are not a guarantee of performance and are subject to a number of risks and uncertainties, many of which are difficult to predict and are beyond our control. These risks and uncertainties could cause actual results to differ materially from those expressed in or implied by the forward-looking statements, and therefore should be carefully considered. We caution you not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We disclaim any obligation to update any of these forward-looking statements as a result of new information, future events, or otherwise, except as expressly required by law. References in this Form 10-Q, unless another date is stated, are to October 31, 2014. As used herein, the “Company,” “we,” “us,” “our” and words of similar meaning refer to China Xibolun Technology Holdings Corporation.

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

Results of Operations For Six Months Ended October 31, 2014 Compared To The Six Months Ended October 31, 2013

The Company did not generate any revenues for the six months ended October 31, 2014 or 2013, and has not generated any revenues since inception.

We had general and administrative expenses of $8,634 for the six months ended October 31, 2014, compared to general and administrative expenses of $8,878 for the six months ended October 31, 2013, a decrease of $245 in operating expenses from the prior period due to the decrease of professional and stock transfer agent fee.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets of $0 as of October 31, 2014. We had liabilities of $59,302 as of October 31, 2014.

We had $828 of net cash used in operating activities for six month ended October 31, 2014, which was from the net loss and increase in accounts payable and accrued expenses.

We had $828 and $22,226 of net cash provided by financing activities for the six months ended October 31, 2014 and 2013, respectively, which was due to amounts paid by Mr. Chin for expense.

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

In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern”, which requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued and provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. Certain disclosures will be required if conditions give rise to substantial doubt about an entity’s ability to continue as a going concern. ASU 2014-15 applies to all entities and is effective for annual and interim reporting periods ending after December 15, 2016, with early adoption permitted. The Company does not expect that the adoption of this standard will have a material effect on the Company’s consolidated financial statements.

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

Changes in Internal Control Over Financial Reporting

No change was made in our internal control over financial reporting during the Company’s six months ended October 31, 2014 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

China Xibolun Technology Holdings Corporation

December 15, 2014	By:	/S/ Chin Yung Kong
Chin Yung Kong
President and Chief Executive Officer

