Form 10-Q
period 2015-01-31
China Xibolun Technology Holdings Corp
filed 2015-03-16
CIK 1479382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  ☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2015

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

☑ YES ☐ NO

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 4,366,649 Shares of Common Stock, as of March 15, 2015

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

CHINA XIBOLUN TECHNOLOGY HOLDINGS CORPORATION.
CONDENSED BALANCE SHEETS
(Unaudited)

	January 31,	April 30,
	2015	2014

ASSETS
Total current assets	$—	$—

TOTAL ASSETS	$—	$—

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$11,217	$1,517
Due to related party	51,468	49,151

TOTAL CURRENT LIABILITIES	62,685	50,668

Commitments and Contingencies

STOCKHOLDERS' DEFICIT
Preferred stock, $.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $.001 par value, 100,000,000 shares authorized, 4,366,649 shares issued and outstanding on January 31, 2015 and April 30, 2014 , respectively	4,367	4,367
Additional paid in capital	189,339	189,339
Accumulated Deficit	(256,391)	(244,374)

TOTAL STOCKHOLDERS' DEFICIT	(62,685)	(50,668)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$—	$—

See accompanying notes to condensed unaudited financial statements

CHINA XIBOLUN TECHNOLOGY HOLDINGS CORPORATION.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2015	2014	2015	2014

EXPENSES
General and administrative expenses	$(3,384)	$(10,079)	$(12,017)	$(18,957)

NET LOSS	$(3,384)	$(10,079)	$(12,017)	$(18,957)

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average shares outstanding, Basic and diluted	4,366,649	4,366,649	4,366,649	4,366,649

See accompanying notes to condensed unaudited financial statements

CHINA XIBOLUN TECHNOLOGY HOLDINGS CORPORATION.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended January 31,
	2015	2014

OPERATING ACTIVITIES:
Net loss	$(12,017)	$(18,957)
Changes in assets and liabilities:
Accounts payable and accrued expenses	9,700	(11,409)
NET CASH USED IN OPERATING ACTIVITIES	(2,317)	(30,366)

FINANCING ACTIVITIES:
Advances from related parties	2,317	30,366
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,317	30,366

NET CHANGE IN CASH	—	—

Cash, beginning of period	—	—

Cash, end of period	$—	$—

See accompanying notes to condensed unaudited financial statements

CHINA XIBOLUN TECHNOLOGY HOLDINGS CORPORATION.

NOTES FOR THEFINANCIAL STATEMENTS (UNAUDITED)

JANUARY 31, 2015

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

Basis of presentation

The accompanying unaudited condensed financial statements of China Xibolun Technology Holdings Corporation. (“Xibolun” or the “Company”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“US GAAP”) for complete financial statements. These condensed consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the fiscal year ended April 30, 2014 filed with the SEC on August 12, 2014. Operating results for the nine months ended January 31, 2015 may not be necessarily indicative of the results that may be expected for the full year.

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

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation.” This ASU removes the definition of a development stage entity from the ASC, thereby removing the financial reporting distinction between development stage entities and other reporting entities from GAAP. In addition, the ASU eliminates the requirements for development stage entities to (1) present inception-to-date information in the statements of operations, cash flows, and shareholders’ deficit, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. This ASU is effective for public companies as of the first annual period beginning after December 15, 2014;early adoption is permitted. The Company has elected to early adopt this ASU and, accordingly, no inception to date financial information is disclosed and the accompanying financial statements are not labeled as those of a development stage entity.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

Expenses of the Company are currently being paid by an affiliate of our controlling shareholders. During the nine months ended January 31, 2015 and 2014, Chin Yung Kong, the director and shareholder of the Company, paid $2,317 and $30,366 for the Company’s audit and consultant fee.

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

NOTE 5 –INCOME TAXES

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. The provision for income taxes differs from the result which would be obtained by applying the U.S. Federal tax rate of 34% to income before income taxes.

At January 31, 2015 and April 30, 2014, deferred tax assets consisted of the following:

	January 31,2015	April 30,2014
Deferred tax assets
Net operating losses	$87,173	$83,087
Less: valuation allowance	(87,173)	(83,087)

Net deferred tax asset	$—	$—

At January 31, 2014, the Company had an unused net operating loss carryforward $256,391 that is available to offset future taxable income; the loss carryforward will start to expire in 2029.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We caution you that this report contains forward-looking statements regarding, among other things, financial, business, and operational matters.

All statements that are included in this Quarterly Report, other than statements of historical fact, are forward-looking statements. Forward-looking statements involve known and unknown risks, assumptions, uncertainties, and other factors. Statements made in the future tense, and statements using words such as “may,” “can,” “could,” “should,” “predict,” “aim” “potential,” “continue,” “opportunity,” “intend,” “goal,” “estimate,” “expect,” “expectations,” “project,” “projections,” “plans,” “anticipates,” “believe,” “think,” “confident” “scheduled” or similar expressions are intended to identify forward-looking statements. Forward-looking statements are not a guarantee of performance and are subject to a number of risks and uncertainties, many of which are difficult to predict and are beyond our control. These risks and uncertainties could cause actual results to differ materially from those expressed in or implied by the forward-looking statements, and therefore should be carefully considered. We caution you not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We disclaim any obligation to update any of these forward-looking statements as a result of new information, future events, or otherwise, except as expressly required by law. References in this Form 10-Q, unless another date is stated, are to January 31, 2015. As used herein, the “Company,” “we,” “us,” “our” and words of similar meaning refer to China Xibolun Technology Holdings Corporation.

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

Results of Operations for Nine Months Ended January 31, 2015 Compared to the Nine Months Ended January 31, 2014

The Company did not generate any revenues for the nine months ended January 31, 2015 or 2014, and has not generated any revenues since inception.

We had general and administrative expenses of $12,017 for the nine months ended January 31, 2015, compared to general and administrative expenses of $18,957 for the nine months ended January 31, 2014, a decrease of $6,940 in operating expenses from the prior period due to the decrease of professional and attorney fee.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets of $0 as of January 31, 2015. We had liabilities of $62,685 as of January 31, 2015.

We had $2,317 and $30,366 of net cash used in operating activities for nine month ended January 31, 2015 and 2014, which was from the net loss and increase in accounts payable and accrued expenses.

We had $2,317 and $30,366 of net cash provided by financing activities for the nine months ended January 31, 2015 and 2014, respectively, which was due to amounts paid by Mr. Chin for expense.

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

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation.” This ASU removes the definition of a development stage entity from the ASC, thereby removing the financial reporting distinction between development stage entities and other reporting entities from GAAP. In addition, the ASU eliminates the requirements for development stage entities to (1) present inception-to-date information in the statements of operations, cash flows, and shareholders’ deficit, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. This ASU is effective for public companies as of the first annual period beginning after December 15, 2014; early adoption is permitted. The Company has elected to early adopt this ASU and, accordingly, no inception to date financial information is disclosed and the accompanying financial statements are not labeled as those of a development stage entity.

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

Changes in Internal Control Over Financial Reporting

No change was made in our internal control over financial reporting during the Company’s nine months ended January 31, 2015 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

China Xibolun Technology Holdings Corporation

March 16, 2015	By:	/S/ Chin Yung Kong
Chin Yung Kong
President and Chief Executive Officer

