Form 10-K
period 2015-04-30
Borneo Industrial Fishery Corp Inc.
filed 2015-08-11
CIK 1479382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2015

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _____________ TO _____________

Commission File Number: 000-54539

Borneo Industrial Fishery Corp Inc.

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☑   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☑

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes  ☑ No   ☐

The issuer's revenues for the most recent fiscal year ended April 30, 2015 were $0.

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was $0, as there was no public market for the registrants common stock as of October 31, 2014.

State the number of shares of the issuer’s common stock outstanding, as of the latest practicable date: 4,366,649 shares of common stock issued and outstanding as of July 31, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

NONE.

FORM 10-K

FOR THE FISCAL YEAR ENDED APRIL 30, 2015

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

All statements that are included in this Annual Report, other than statements of historical fact, are forward-looking statements. Forward-looking statements involve known and unknown risks, assumptions, uncertainties, and other factors. Statements made in the future tense, and statements using words such as “may,” “can,” “could,” “should,” “predict,” “aim’” “potential,” “continue,” “opportunity,” “intend,” “goal,” “estimate,” “expect,” “expectations,” “project,” “projections,” “plans,” “anticipates,” “believe,” “think,” “confident” “scheduled” or similar expressions are intended to identify forward-looking statements. Forward-looking statements are not a guarantee of performance and are subject to a number of risks and uncertainties, many of which are difficult to predict and are beyond our control. These risks and uncertainties could cause actual results to differ materially from those expressed in or implied by the forward-looking statements, and therefore should be carefully considered. We caution you not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We disclaim any obligation to update any of these forward-looking statements as a result of new information, future events, or otherwise, except as expressly required by law. References in this Form 10-K, unless another date is stated, are to April 30, 2015. As used herein, the “Company,” “BOFC,” “us,” “our” and words of similar meaning refer to Borneo Industrial Fishery Corp Inc. (formerly “China Xibolun Technology Holdings Corporation”).

ITEM 1. Business

Overview

Borneo Industrial Fishery Corp Inc. (formerly “China Xibolun Technology Holdings Corporation”) was initially incorporated under the name “Dimus Partners, Inc” in the state of Nevada on April 18, 2008.

On or around October 14, 2008, we affected a two for one (2:1) forward stock split of our outstanding shares of common stock (the “Forward Split”).  The Forward Split is retroactively reflected throughout this Report.

Borneo Industrial Fishery Corp Inc. is a strategic, financial and operational consulting company, which plans to consult with clients in an effort to generate additional revenues for such clients, by lowering overhead expenses and/or increasing the clients marketing efforts.  We plan to concentrate on smaller customers who our management believes are typically overlooked by traditional consulting firms which in our management’s experience only focus on larger, higher paying clients. All of our ideas and recommendations will focus on the objective of improving the bottom-line profit results of our future customers.   We also plan to help clients discover and create operational efficiencies by building software and eventually by working to create pre-packaged software products, funding and software creation permitting.

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

Competition

Within the current landscape of business and management consulting, there is a vast and diverse set of competitors and service providers. These companies range from the smallest one person firms, to large multinational companies that offer a diverse, broad, and more generic set of services. Depending on the focus and type of company, the competitive comparison to Borneo Industrial Fishery Corp Inc. varies. In the case of the smaller firm, the breadth and depth of the services provided are not, in the belief of management, comparable with those planned to be offered by the Company. With the larger firms, management believes that there is a lack of focus and interest in BOFC Partner’s target customer due to the apparent lack of resources available to fund high cost, relatively short-turnaround engagements.  However, we believe that the majority of the firms which operate in the business and management consulting market, which include well-established companies and start-up companies such as ours, have substantially greater financial, managerial and other resources than those presently available to the Company, and are focusing significant resources on providing business consulting services that currently compete and will compete with the Company's services in the future.  As a result, these firms may be able to spend more money on advertising and marketing, have greater brand recognition and be in a position to undercut the prices that the Company charges for its services.

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

Sales & Marketing

The overall positioning and branding strategy for Borneo Industrial Fishery Corp Inc. will be to establish us and our consultants as partners with our clients and to add real, quantifiable value to these clients before we see any financial gain.  Secondarily, we plan to build our brand around the idea of providing world-class consulting capabilities to those companies that traditionally cannot afford these services. We hope that our success fee-based model will not only aligns us to our client’s goals, but also will entice target customers who are reluctant to pay the high hourly rates charged by our competitors.  Finally, we plan to make sure our services, or more specifically, the ideas behind our services, are simple and easy to understand.

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

ITEM 1A. Risk Factors

Not applicable for Smaller Reporting Companies.

ITEM 1B. Unresolved Staff Comments

Not applicable.

ITEM 2. Properties

We currently use a free office space provided by our director Chin Yung Kong at 136-40 39th Avenue Garden Plaza, Suite 6B, Flushing, NY 11354.

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

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

In November 2011, we obtained quotation for our common stock on the Over-The-Counter Bulletin Board (“OTCBB”) under the symbol “DIMU.OB”; however, no shares of our common stock have traded to date and there is currently no public market for our common stock. Effective on November 29, 2012, our common stock started to be quoted on OTCBB under the new stock symbol CXBL. On July 30, 2015, our common stock started to be quoted on OTCBB under the new symbol BOFC.

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

We have authorized capital stock consisting of 100,000,000 shares of common stock, $0.001 par value per share and 10,000,000 shares of preferred stock, $0.001 par value per share (“Preferred Stock”).  As of July 31, 2015, there were 4,366,649 shares of common stock issued and outstanding, held by 39 shareholders of record.

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

All statements that are included in this Quarterly Report, other than statements of historical fact, are forward-looking statements. Forward-looking statements involve known and unknown risks, assumptions, uncertainties, and other factors. Statements made in the future tense, and statements using words such as “may,” “can,” “could,” “should,” “predict,” “aim’” “potential,” “continue,” “opportunity,” “intend,” “goal,” “estimate,” “expect,” “expectations,” “project,” “projections,” “plans,” “anticipates,” “believe,” “think,” “confident” “scheduled” or similar expressions are intended to identify forward-looking statements. Forward-looking statements are not a guarantee of performance and are subject to a number of risks and uncertainties, many of which are difficult to predict and are beyond our control. These risks and uncertainties could cause actual results to differ materially from those expressed in or implied by the forward-looking statements, and therefore should be carefully considered. We caution you not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We disclaim any obligation to update any of these forward-looking statements as a result of new information, future events, or otherwise, except as expressly required by law. As used herein, the “Company,” “we,” “us,” “our” and words of similar meaning refer to Borneo Industrial Fishery Corp Inc. (formerly “China Xibolun Technology Holdings Corporation”).

Overview

Borneo Industrial Fishery Corp Inc. (formerly “China Xibolun Technology Holdings Corporation,” formerly Dimus Partners, Inc.) was incorporated in the state of Nevada on April 18, 2008, under the name Dimus Partners, Inc. We have not generated any revenues to date.  To date we have had only limited operations.

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

On October 11, 2012, we changed our name to China Xibolun Technology Holdings Corporation.

On July 30, 2015, we changed our name to Borneo Industrial Fishery Corp Inc.

Results of Operations For The Year Ended April 30, 2015 Compared To The Year Ended April 30, 2014

The Company did not generate any revenues for the year ended April 30, 2015 or 2014, and has not generated any revenues to date.

We had general and administrative expenses of $15,317 for the year ended April 30, 2015, compared to general and administrative expenses of $29,685 for the year ended April 30, 2014, a decrease of $14,368 in operating expenses from the prior year. The decrease of expense was mainly because of the legal expenses decreased.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets of $0 as of April 30, 2015. We had liabilities of $65,985 as of April 30, 2015.

We had $16,384 of net cash used in operating activities for the year ended April 30, 2015, which resulted from the net loss and decrease in accounts payable and accrued expenses.

We had $16,384 of net cash provided by financing activities for the year ended April 30, 2015, which was due to advance from Mr. Chin for expenses.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

(a)   On May 21, 2015, the Company dismissed its independent registered public accounting firm, Friedman LLP (“Friedman”).

None of the reports of Friedman, on the Company's financial statements for either of the past two years or subsequent interim period contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to audit scope or accounting principles, except for the explanatory paragraph included in each of our reports referencing significant doubt about the entity’s ability to continue as a going concern.

There were no disagreements between the Company and Friedman, for the two most recent fiscal years and any subsequent interim period through the date of Friedman’s termination on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Friedman, would have caused them to make reference to the subject matter of the disagreement in connection with its report.

(b)   On May 21, 2015, the Company engaged McCormack, Su & Company Inc. (McCormack, Su & Co.”) as its new principal accountant to audit the Company's financial statements.  During the years ended April 30, 2014 and 2013 and through May 21, 2015, neither the Company nor anyone on its behalf consulted McCormack, Su & Co. regarding (i) the application of accounting principles to a specific completed or contemplated transaction, (ii) the type of audit opinion that might be rendered on the Company's financial statements, or (iii) any matter regarding the Company that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and related instructions to Item 304 of Regulation S-K) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K).

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

Effective as of April 30, 2015, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.

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

Management believes that the material weaknesses set forth in items (1) and (2) above did not have an affect on the Company's financial reporting in fiscal 2015. However, management believes that the lack of a functioning audit committee and lack of a majority of outside Directors on the Company's Board of Directors can adversely affect reporting in the future years, when our operations become more complex and less transparent and require higher level of financial expertise from the overseeing body of the Company.

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

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the name, age and position of our Directors and executive officers. There are no other persons who can be classified as a promoter or controlling person of us, other than as provided below. Our executive officers and Directors currently serving are as follows:

NAME	AGE	POSITION

Chin Yung Kong	62	Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, and Director

Set forth below is a brief description of the background and business experience of our executive officer and Directors.

Chin Yung Kong, a Malaysian citizen, age 62, resides in Dalian, China. Mr. Chin has served as the Company’s President, Secretary, Treasurer and sole director since December 2012. Mr. Chin is the Managing Director of QMIS Capital Finance. Since 2002 Mr. Chin has devoting most of his time advising Chinese clients on financial restructuring, pre-audit evaluation before going public, pre-IPO investment strategies, and on the process of going public in the United States. From 1995 to 2002, Mr. Chin was financial controller for the Kwok Group Company in China. Prior to 1995 Mr. Chin was a practicing auditor and Certified Public Accountant (CPA) with Foo Kon & Tan in Singapore. Mr. Chin graduated from University of Hull in the United Kingdom with a Masters degree in Finance. Mr. Chin provides financial and strategic expertise to the Company as a member of its board of directors.

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

We believe that, during fiscal year ended April 30, 2015, our Directors, executive officers, and ten percent stockholders complied with all Section 16(a) filing requirements.

Item 11. Executive Compensation

Summary Compensation Table:

Name and principal position (a)	Year ended April 30 (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	All Other Compensation ($) (i)	Total ($) (j)
Chin Yung Kong CEO, President, Secretary, Treasurer and Director	2015	—	—	—	—	—	$—
	2014	—	—	—	—	—	$—

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

None.

Item 12. Security Ownership of Certain Beneficial Owners and Management and related Stockholder Matters

The following table presents certain information regarding the beneficial ownership of all shares of common stock as of July 31, 2015 by (i) each person who owns beneficially more than five percent (5%) of the outstanding shares of common stock based on 4,366,649 shares outstanding as of July 31, 2015, (ii) each of our Directors, (iii) each named executive officer and (iv) all Directors and officers as a group. Except as otherwise indicated, all shares are owned directly.

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

Expenses of the Company are currently being paid by an affiliate of our controlling shareholders. We have accrued for such expenses at April 30, 2015 but have not been billed.

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

Expenses of the Company are currently being paid by an affiliate of our controlling shareholders. During the year ended April 30, 2015, Chin Yung Kong, the director and shareholder of the Company, advanced $15,317 to its audit and consultant fees. As of April 30, 2015 and 2014, the Company had towed this related party for $65,535 and $49,151, respectively.

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

Item 14. Principal Accounting Fees and Services

Following is a summary of the fees expensed relating to professional services rendered by the principal accountants during the fiscal years ended April 30, 2015 and April 30, 2014:

Fee Category	2015 Fees	2014 Fees

Audit Related Fees	$12,000	12,000
All Other Fees	$—	—

Total Fees	$12,000	12,000

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a)	We have filed the following documents as part of this Annual Report on Form 10-K. Financial statement schedules have been omitted since they either are not required, not applicable, or the information is otherwise included.

Financial Statements

Report of Independent Registered Public Accounting Firm

Balance Sheets as of April 30, 2015 and 2014

Statements of Operations for the Years Ended April 30, 2015 and 2014

Statements of Stockholders’ Deficit for the Years Ended April 30, 2015 and 2014

Statements of Cash Flows for the Years Ended April 30, 2015 and 2014

Notes to Financial Statements

(b)	Exhibit listing.

See the Exhibit Index immediately following the signature page of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

Borneo Industrial Fishery Corp Inc.

Date: August 11, 2015	By: /s/ Chin Yung Kong Chin Yung Kong Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer), President, Treasurer and Director

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1(1)	Articles of Incorporation

3.2(1)	Amended and Restated Bylaws

10.1(1)	Letter of Intent Jimmy Jacobs Custom Homes

10.2(2)	Revolving Line of Credit ($50,000) and Related Documents

31*	Certificate of the Chief Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certificate of the Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*(#)	XBRL Instance Document

101.SCH*(#)	XBRL Schema Document

101.CAL*(#)	XBRL Calculation Linkbase Document

101.DEF*(#)	XBRL Definition Linkbase Document

101.LAB*(#)	XBRL Label Linkbase Document

101.PRE*(#)	XBRL Presentation Linkbase Document

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

ANNEX: FINANCIAL STATEMENTS AND FOOTNOTES

Table of Contents to Financial Statements

Report of Independent Registered Public Accounting Firm

Balance Sheets as of April 30, 2015 and 2014

Statements of Operations for the Years Ended April 30, 2015 and 2014

Statements of Stockholders’ Deficit for the Years Ended April 30, 2015 and 2014

Statements of Cash Flows for the Years Ended April 30, 2015 and 2014

Notes to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of China Xibolun Technology Holdings Corporation

We have audited the accompanying balance sheets of China Xibolun Technology Holdings Corporation as of April 30, 2014, and the related statements of operations, stockholders' deficit, and cash flows for each of the years in the two year period ended April30, 2014. China Xibolun Technology Holdings Corporation's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Xibolun Technology Holdings Corporation as of April 30, 2014, and the results of its operations and its cash flows for the year ended April 30, 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company's accumulated stockholders' deficit, lack of working capital and negative cash flows from operating activities raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Friedman LLP

New York, New York August 12, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Borneo Industrial Fishery Corp Inc.

We have audited the accompanying balance sheets of Borneo Industrial Fishery Corp Inc. (formerly “China Xibolun Technology Holdings Corporation”) as of April 30, 2015, and the related statements of operations, stockholders’ deficit, and cash flows for the year ended April 30, 2015. Borneo Industrial Fishery Corp Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Borneo Industrial Fishery Corp Inc. as of April 30, 2015, and the results of its operations and its cash flows for the year ended April 30, 2015 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ McCormack, Su & Company Inc

Bellingham, WA August 11, 2015

Borneo Industrial Fishery Corp Inc.
BALANCE SHEETS
(Formerly “China Xibolun Technology Holdings Corporation”)

	April 30,	April 30,
	2015	2014

ASSETS
CURRENT ASSETS:
Cash	$—	$—

TOTAL ASSETS	$—	$—

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$450	$1,517
Due to related party	65,535	49,151

TOTAL LIABILITIES	65,985	50,668

Commitments and Contingencies

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value, 100,000,000 shares authorized, 4,366,649 shares issued and outstanding on April 30, 2015 and 2014	4,367	4,367
Additional paid in capital	189,339	189,339
Accumulated deficit	(259,691)	(244,374)

TOTAL STOCKHOLDERS' DEFICIT	(65,985)	(50,668)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$—	$—

See accompanying notes to financial statements

Borneo Industrial Fishery Corp Inc.
STATEMENTS OF OPERATIONS
(Formerly “China Xibolun Technology Holdings Corporation”)

	Year Ended April 30,
	2015	2014

OPERATING EXPENSES
General and administrative expenses	$(15,317)	$(29,685)

OPERATING LOSS	$(15,317)	$(29,685)

Interest expense	—	—

NET INCOME (LOSS)	$(15,317)	$(29,685)

Net income (loss) per share:
Basic and diluted	$(0.01)	$(0.01)
Weighted average shares outstanding, Basic and diluted	4,366,649	4,366,649

See accompanying notes to financial statements

Borneo Industrial Fishery Corp Inc.
STATEMENTS OF STOCKHOLDERS' DEFICIT
(Formerly “China Xibolun Technology Holdings Corporation”)

			Additional		Total
	Common		Paid-in	Accumulated	Stockholders’
	Stock	Amount	Capital	Deficit	Deficit

Balance at April 30, 2013	4,366,649	$4,367	$189,339	$(214,689)	$(20,983)

Net Loss	—	—	—	(29,685)	(29,685)

Balance at April 30, 2014	4,366,649	$4,367	$189,339	$(244,374)	$(50,668)

Net Loss	—	—	—	(15,317)	(15,317)

Balance at April 30, 2015	4,366,649	$4,367	$189,339	$(259,691)	$(65,985)

See accompanying notes to financial statements

Borneo Industrial Fishery Corp Inc.
STATEMENTS OF CASH FLOWS
(Formerly “China Xibolun Technology Holdings Corporation”)

	Year ended April 30,
	2015	2014

OPERATING ACTIVITIES:
Net loss	$(15,317)	$(29,685)
Changes in assets and liabilities:
Accounts payable and accrued expenses	(1,067)	(16,234)
NET CASH USED IN OPERATING ACTIVITIES	(16,384)	(45,919)

FINANCING ACTIVITIES:
Advances from related parties	16,384	45,919
NET CASH PROVIDED BY FINANCING ACTIVITIES	16,384	45,919

NET CHANGE IN CASH	—	—

Cash, beginning of year	—	—

Cash, end of year	$—	$—

SUPPLEMENTAL DISCLOSURES:
Interest paid	$—	$—
Tax paid	$—	$—

See accompanying notes to financial statements

Borneo Industrial Fishery Corp Inc.

(Formerly “China Xibolun Technology Holdings Corporation”)

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2015

NOTE 1- Organization and Basis of presentation

Organization

Borneo Industrial Fishery Corp Inc. (the “Company”), formerly “China Xibolun Technology Holdings Corporation was incorporated under the laws of the State of Nevada on May 24, 2007. Prior to incorporation on April 30, 2008, Dimus Partners, LLC was a Texas limited liability company effective May 24, 2007.  Dimus Partners, LLC (the “Texas Company”) and the Company entered into a Certificate of Exchange whereby the Nevada Corporation acquired 100% of the issued and outstanding membership interest of the Texas Company, in exchange for two million (2,000,000) common shares of the Company.

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

On October 11, 2012, we changed our name to China Xibolun Technology Holdings Corporation.

On July, 30, 2015, we changed our name to Borneo Industrial Fishery Corp Inc.

Basis of presentation

The accompanying financial statements of Borneo Industrial Fishery Corp Inc. (Formerly known as “China Xibolun Technology Holdings Corporation”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

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

NOTE 3 – RELATED PARTY TRANSACTIONS

Expenses of the Company are currently being paid by an affiliate of our controlling shareholders. During the year ended April 30, 2015, Chin Yung Kong, the director and shareholder of the Company, advanced $16,384 to the Company for its audit and consultant fees. As of April 30, 2015 and 2014, the Company had owed this related party for $65,535 and $49,151, respectively.

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

At April 30, 2015 and 2014, deferred tax assets consisted of the following:

	April 30,2015	April 30,2014
Deferred tax assets
Net operating loss carry forwards	$88,295	$83,087
Less: valuation allowance	(88,295)	(83,087)

Net deferred tax asset	$—	$—

At April 30, 2015, the Company had an unused net operating loss carry-forward $259,691 that is available to offset future taxable income; the loss carry-forward will start to expire in 2029.

During the years ended April 30, 2015 and 2014, the effective tax rate of the Company is reconciled to the U.S. federal statutory rate, as follows:

	2015	2014
U.S. federal statutory rate	34%	34%
Change in valuation allowance	-34%	-34%

Effective tax rate	—	—

NOTE 6 – SUBSEQUENT EVENTS

On July 30, 2015, the Company changed its name from China Xibolun Technology Holdings Corporation to Borneo Industrial Fishery Corp Inc.