Form 10-Q
period 2015-07-31
Borneo Industrial Fishery Corp Inc.
filed 2015-09-25
CIK 1479382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  ☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2015

      ☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to _____________

Borneo Industrial Fishery Corp Inc.

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

 ☑ YES ☐ NO

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 4,366,649 Shares of Common Stock, as of September 15, 2015.

TABLE OF CONTENTS

PART I

Item 1.	Financial Statements

Condensed Balance Sheets as of July 31, 2015 (unaudited) and April 30, 2015

Condensed Statements of Operations for the Three Months Ended July 31, 2015 and 2014 (Unaudited)

Condensed Statements of Cash Flows for the Three Months Ended July 31, 2015 and 2014 (Unaudited)

Notes to condensed unaudited Financial Statements (Unaudited)

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

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

BORNEO INDUSTRIAL FISHERY CORP INC.
CONDENSED BALANCE SHEETS
(Unaudited)

	July 31,	April 30,
	2015	2015

ASSETS
Total current assets	$—	$—

TOTAL ASSETS	$—	$—

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,054	$450
Due to related party	68,110	65,535

TOTAL CURRENT LIABILITIES	69,164	65,985

Commitments and Contingencies

STOCKHOLDERS' DEFICIT
Preferred stock, $.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $.001 par value, 100,000,000 shares authorized, 4,366,649 shares issued and outstanding on July 31, 2015 and April 30, 2015, respectively	4,367	4,367
Additional paid in capital	189,339	189,339
Accumulated Deficit	(262,870)	(259,691)

TOTAL STOCKHOLDERS' DEFICIT	(69,164)	(65,985)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$—	$—

See accompanying notes to condensed unaudited financial statements

BORNEO INDUSTRIAL FISHERY CORP INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended July 31,
	2015	2014

EXPENSES
General and administrative expenses	$3,179	$5,403

NET LOSS	$(3,179)	$(5,403)

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)
Weighted average shares outstanding, Basic and diluted	4,366,649	4,366,649

See accompanying notes to condensed unaudited financial statements

BORNEO INDUSTRIAL FISHERY CORP INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended July 31,
	2015	2014

OPERATING ACTIVITIES:
Net loss	$(3,179)	$(5,403)

Changes in assets and liabilities:
Accounts payable and accrued expenses	604	4,575
NET CASH USED IN OPERATING ACTIVITIES	(2,575)	(828)

FINANCING ACTIVITIES:
Advances from related parties	2,575	828
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,575	828

NET CHANGE IN CASH	—	—

Cash, beginning of period	—	—

Cash, end of period	$—	$—

See accompanying notes to condensed unaudited financial statements

BORNEO INDUSTRIAL FISHERY CORP INC.

NOTES FOR THEFINANCIAL STATEMENTS (UNAUDITED)

JULY 31, 2015

NOTE 1- Organization and Basis of presentation

Organization

Borneo Industrial Fishery Corp Inc. (the “Company”) was incorporated in the state of Nevada on April 18, 2008, with former names Dimus Partners, Inc. and China Xibolun Technology Holdings Corporation. The Company’s wholly-owned subsidiary, Dimus Partners, LLC was a Texas limited liability company effective May 24, 2007.  Dimus Partners, LLC (the “Texas Company”) and the Company entered into a Certificate of Exchange whereby the Nevada Corporation acquired 100% of the issued and outstanding membership interest of the Texas Company, in exchange for two million (2,000,000) common shares of the Company.

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

On October 11, 2012, we changed our name Dimus Partners, Inc. to China Xibolun Technology Holdings Corporation.

Anyuan Sun, our former director, resigned from his position on July 22, 2014, due to personal reasons. On July 22, 2014, Anyuan Sun transferred 1,680,000 shares of common stock to Chin Yung Kong.

On July 28, 2015, we changed our name China Xibolun Technology Holdings Corporation to Borneo Industrial Fishery Corp Inc.

Basis of presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“US GAAP”) for complete financial statements. These condensed consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the fiscal year ended April 30, 2015 filed with the SEC on August 11, 2014. Operating results for the three months ended July 31, 2015 may not be necessarily indicative of the results that may be expected for the full year.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

Expenses of the Company are currently being paid by an affiliate of our controlling shareholders. During the three months ended July 31, 2015 and 2014 , Chin Yung Kong, the director and shareholder of the Company, paid $2,575 and $828 for the Company’s audit and consultant fee.

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

At July 31, 2015 and April 30, 2015, deferred tax assets consisted of the following:

	July 31, 2015	April 30, 2015
Deferred tax assets
Net operating losses	$89,376	$88,295
Less: valuation allowance	(89,376)	(88,295)

Net deferred tax asset	$—	$—

At July 31, 2015, the Company had an unused net operating loss carry-forward $262,870 that is available to offset future taxable income; the loss carry-forward will start to expire in 2029.

NOTE 6 –SUBSEQUENT EVENT

The Company has evaluated all events that occur after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were no reportable subsequent events to be disclosed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We caution you that this report contains forward-looking statements regarding, among other things, financial, business, and operational matters.

All statements that are included in this Quarterly Report, other than statements of historical fact, are forward-looking statements. Forward-looking statements involve known and unknown risks, assumptions, uncertainties, and other factors. Statements made in the future tense, and statements using words such as “may,” “can,” “could,” “should,” “predict,” “aim’” “potential,” “continue,” “opportunity,” “intend,” “goal,” “estimate,” “expect,” “expectations,” “project,” “projections,” “plans,” “anticipates,” “believe,” “think,” “confident” “scheduled” or similar expressions are intended to identify forward-looking statements. Forward-looking statements are not a guarantee of performance and are subject to a number of risks and uncertainties, many of which are difficult to predict and are beyond our control. These risks and uncertainties could cause actual results to differ materially from those expressed in or implied by the forward-looking statements, and therefore should be carefully considered. We caution you not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We disclaim any obligation to update any of these forward-looking statements as a result of new information, future events, or otherwise, except as expressly required by law. References in this Form 10-Q, unless another date is stated, are to July 31, 2015. As used herein, the “Company,” “we,” “us,” “our” and words of similar meaning refer to Borneo Industrial Fishery Corp Inc.

Overview

Borneo Industrial Fishery Corp Inc was incorporated in the state of Nevada on April 18, 2008, under the name China Xibolun Technology Holdings Corporation and Dimus Partners, Inc. We have not generated any revenues to date.  To date we have had only limited operations.

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

On July 28, 2015, we changed our name to Borneo Industrial Fishery Corp Inc.

Results of Operations For Three Months Ended July 31, 2015 Compared To The Three Months Ended July 31, 2014

The Company did not generate any revenues for the three months ended July 31, 2015 or 2014, and has not generated any revenues since inception.

We had general and administrative expenses of $3,179 for the three months ended July 31, 2015, compared to general and administrative expenses of $5,403 for the three months ended July 31, 2014, a decrease of $2,224 in operating expenses from the prior period due to the decrease of professional and attorney fee.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets of $0 as of July 31, 2015. We had liabilities of $69,164 as of July 31, 2015.

We had $2,575 and $828 of net cash used in operating activities for three month ended July 31, 2015 and 2014, which was from the net loss and increase in accounts payable and accrued expenses.

We had $2,575 and $828 of net cash provided by financing activities for the three months ended July 31, 2015 and 2014, respectively, which was due to amounts paid by Mr. Chin for expense.

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

Changes in Internal Control Over Financial Reporting

No change was made in our internal control over financial reporting during the Company’s three months ended July 31, 2015 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Borneo Industrial Fishery Corp Inc.
September 25, 2015
By:	/ S / Chin Yung Kong
Chin Yung Kong President and Chief Executive Officer