Form 10-Q
period 2016-01-31
Borneo Industrial Fishery Corp Inc.
filed 2016-03-15
CIK 1479382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  ☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2016

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

☑ YES ☐ NO

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 4,366,649 Shares of Common Stock, as of March 15, 2016.

TABLE OF CONTENTS

PART I

Item 1.	Financial Statements (Unaudited)

Condensed Balance Sheets as of January 31, 2016 and April 30, 2015

Condensed Statements of Operations for the Three and Nine Months Ended January 31, 2016 and 2015

Condensed Statements of Cash Flows for the Nine Months Ended January 31, 2016 and 2015

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

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

BORNEO INDUSTRIAL FISHERY CORP INC.
CONDENSED BALANCE SHEETS
(Unaudited)

	January 31,	April 30,
	2016	2015

ASSETS
Total current assets	$—	$—

TOTAL ASSETS	$—	$—

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,961	$450
Due to related party	74,114	65,535

TOTAL CURRENT LIABILITIES	76,075	65,985

Commitments and Contingencies

STOCKHOLDERS' DEFICIT
Preferred stock, $.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $.001 par value, 100,000,000 shares authorized, 4,366,649 shares issued and outstanding on January 31, 2016 and April 30, 2015, respectively	4,367	4,367
Additional paid in capital	189,339	189,339
Accumulated Deficit	(269,781)	(259,691)

TOTAL STOCKHOLDERS' DEFICIT	(76,075)	(65,985)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$—	$—

See accompanying notes to condensed unaudited financial statements

BORNEO INDUSTRIAL FISHERY CORP INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2016	2015	2016	2015

EXPENSES
General and administrative expenses	$(3,450)	$(3,384)	$(10,090)	$(12,017)

NET LOSS	$(3,450)	$(3,384)	$(10,090)	$(12,017)

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average shares outstanding, Basic and diluted	4,366,649	4,366,649	4,366,649	4,366,649

See accompanying notes to condensed unaudited financial statements

BORNEO INDUSTRIAL FISHERY CORP INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended January 31,
	2016	2015

OPERATING ACTIVITIES:
Net loss	$(10,090)	$(12,017)
Changes in assets and liabilities:
Accounts payable and accrued expenses	1,511	9,700
NET CASH USED IN OPERATING ACTIVITIES	(8,579)	(2,317)

FINANCING ACTIVITIES:
Advances from related parties	8,579	2,317
NET CASH PROVIDED BY FINANCING ACTIVITIES	8,579	2,317

NET CHANGE IN CASH	—	—

Cash, beginning of period	—	—

Cash, end of period	$—	$—

See accompanying notes to condensed unaudited financial statements

BORNEO INDUSTRIAL FISHERY CORP INC.

NOTES FOR THEFINANCIAL STATEMENTS (UNAUDITED)

JANUARY 31, 2016

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

On July 28, 2015, we changed our name China Xibolun Technology Holdings Corporation to Borneo Industrial Fishery Corp Inc.

Basis of presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“US GAAP”) for complete financial statements. These condensed consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the fiscal year ended April 30, 2015 filed with the SEC on August 11, 2015. Operating results for the three and nine months ended January 31, 2016 may not be necessarily indicative of the results that may be expected for the full year.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

Expenses of the Company are currently being paid by an affiliate of our controlling shareholders. During the nine months ended January 31, 2016 and 2015 , Chin Yung Kong, the director and shareholder of the Company, paid $8,579 and $2,317 for the Company’s audit and consultant fee.

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

At January 31, 2016 and April 30, 2015, deferred tax assets consisted of the following:

	January 31,2016	April 30,2015
Deferred tax assets
Net operating losses	$91,726	$88,295
Less: valuation allowance	(91,726)	(88,295)

Net deferred tax asset	$—	$—

At January 31, 2016, the Company had an unused net operating loss carry-forward $269,781 that is available to offset future taxable income; the loss carry-forward will start to expire in 2029.

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

All statements that are included in this Quarterly Report, other than statements of historical fact, are forward-looking statements. Forward-looking statements involve known and unknown risks, assumptions, uncertainties, and other factors. Statements made in the future tense, and statements using words such as “may,” “can,” “could,” “should,” “predict,” “aim’” “potential,” “continue,” “opportunity,” “intend,” “goal,” “estimate,” “expect,” “expectations,” “project,” “projections,” “plans,” “anticipates,” “believe,” “think,” “confident” “scheduled” or similar expressions are intended to identify forward-looking statements. Forward-looking statements are not a guarantee of performance and are subject to a number of risks and uncertainties, many of which are difficult to predict and are beyond our control. These risks and uncertainties could cause actual results to differ materially from those expressed in or implied by the forward-looking statements, and therefore should be carefully considered. We caution you not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We disclaim any obligation to update any of these forward-looking statements as a result of new information, future events, or otherwise, except as expressly required by law. References in this Form 10-Q, unless another date is stated, are to January 31, 2016. As used herein, the “Company,” “we,” “us,” “our” and words of similar meaning refer to Borneo Industrial Fishery Corp Inc.

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

On July 28, 2015, we changed our name to Borneo Industrial Fishery Corp Inc.

Results of Operations for Nine Months Ended January 31, 2016 Compared To The Nine Months Ended January 31, 2015

The Company did not generate any revenues for the nine months ended January 31, 2016 or 2015, and has not generated any revenues since inception.

We had general and administrative expenses of $10,090 for the nine months ended January 31, 2016, compared to general and administrative expenses of $12,017 for the nine months ended January 31, 2015, a decrease of $1,927 in operating expenses from the prior period due to the decrease of professional and stock transfer agent fee.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets of $0 as of January 31, 2016. We had liabilities of $76,075 as of January 31, 2016.

We had $8,579 and $2,317 of net cash used in operating activities for nine month ended January 31, 2016 and 2015, respectively, which was from the net loss and increase in accounts payable and accrued expenses.

We had $8,579 and $2,317 of net cash provided by financing activities for the nine months ended January 31, 2016 and 2015, respectively, which was due to amounts paid by Mr. Chin for expense.

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

Changes in Internal Control Over Financial Reporting

No change was made in our internal control over financial reporting during the Company’s nine months ended January 31, 2016 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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
March 15, 2016
By:	/ S / Chin Yung Kong
Chin Yung Kong President and Chief Executive Officer