Form 10-K
period 2016-04-30
Borneo Industrial Fishery Corp Inc.
filed 2017-04-19
CIK 1479382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2016

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _____________ TO _____________

Commission File Number: 000-54539

Borneo Industrial Fishery Corp Inc.

Nevada (State or other jurisdiction of incorporation)	000-54539 (Commission File Number)	27-1179591 (I.R.S. Employer Identification Number)

136-20 38th Avenue

Unit 3G

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes  ☑ No   ☐

The issuer's revenues for the most recent fiscal year ended April 30, 2016 were $0.

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was $0, as there was no public market for the registrants common stock as of October 31, 2015.

State the number of shares of the issuer’s common stock outstanding, as of the latest practicable date: 4,366,649 shares of common stock issued and outstanding as of April 19, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

NONE.

FORM 10-K

FOR THE FISCAL YEAR ENDED APRIL 30, 2016

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

All statements that are included in this Annual Report, other than statements of historical fact, are forward-looking statements. Forward-looking statements involve known and unknown risks, assumptions, uncertainties, and other factors. Statements made in the future tense, and statements using words such as “may,” “can,” “could,” “should,” “predict,” “aim’” “potential,” “continue,” “opportunity,” “intend,” “goal,” “estimate,” “expect,” “expectations,” “project,” “projections,” “plans,” “anticipates,” “believe,” “think,” “confident” “scheduled” or similar expressions are intended to identify forward-looking statements. Forward-looking statements are not a guarantee of performance and are subject to a number of risks and uncertainties, many of which are difficult to predict and are beyond our control. These risks and uncertainties could cause actual results to differ materially from those expressed in or implied by the forward-looking statements, and therefore should be carefully considered. We caution you not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We disclaim any obligation to update any of these forward-looking statements as a result of new information, future events, or otherwise, except as expressly required by law. References in this Form 10-K, unless another date is stated, are to April 30, 2016. As used herein, the “Company,” “BOFC,” “we,” “us,” “our” and words of similar meaning refer to Borneo Industrial Fishery Corp Inc.

ITEM 1. Business

Overview

Borneo Industrial Fishery Corp Inc was incorporated in the state of Nevada on April 18, 2008, under the name China Xibolun Technology Holdings Corporation and Dimus Partners, Inc. We have not generated any revenues to date.  To date we have had only limited operations.

On September 21, 2012, James Patton, Nathan Pettus and James Pacey (“Sellers”), who are collectively the controlling shareholders of Dimus Partners, Inc (“Company”), sold 4,200,000 shares of common stock of the Company to Chin Yung Kong and Anyuan Sun (“Purchasers”) for an aggregated price of $190,000.00. The sold 4,200,000 shares of common stock represented approximately 96.2% of the total issued and outstanding stock of the Company.  As result of this share purchase transaction, Chin Yung Kong and Anyuan Sun became the controlling shareholders of the Company. The liabilities of $177,350 of the Company prior to September 21, 2012 have been settled by the Company resulting in a $17,310 gain.

On October 11, 2012, we changed our name to China Xibolun Technology Holdings Corporation.

Anyuan Sun, our former director, resigned from his position on July 22, 2014, due to personal reasons. On July 22, 2014, Anyuan Sun transferred 1,680,000 shares of common stock to Chin Yung Kong.

On July 28, 2015, we changed our name to Borneo Industrial Fishery Corp Inc.

Description of Current Business

The Company’s officers and directors have determined that the Company lacks the resources to properly develop the Company’s Previous business model, therefore, the Company’s officers and directors have determined to seek a merger or an acquisition with a larger, better capitalized entity: “to enhance the distribution to creditors” and bring greater value to our shareholders. Therefore, as of the date hereof, the Company can be defined as a "shell" company, an entity which is generally described as having no or nominal operations and with no or nominal assets. As a shell company, our purpose at this time, is to seek other business opportunities and negotiate a business arrangement or combination with a larger entity which will bring greater value to our shareholders. As of the date hereof, we have not identified any potential merger or acquisition candidates.

The Company’s officers and directors believe that a potential merger or acquisition target will be a business which seeks the benefits of our shareholder base or status as a reporting issuer. The Company’s sole officer and director will not restrict its search to any specific industry or geographical location. The Company’s officers and directors anticipate that the Company may be able to participate in only one potential business venture because a business partner might require exclusivity. This lack of diversification should be considered a substantial risk to our shareholders because it will not permit us to offset potential losses from one venture against gains from another.

We may seek a business opportunity with entities which have recently commenced operations, or which wish to expand into new products or markets, to develop a new product, or to utilize the public marketplace in order to raise additional capital. This discussion of the proposed business is purposefully general and is not meant to be restrictive of our discretion to search for and enter into potential business opportunities.

We anticipate that the selection of a business opportunity in which to participate will be complex and extremely risky due to general economic conditions, rapid changes in the business environment, and shortages of available capital. The Company’s officers and directors believe that there are numerous firms seeking the benefits of an issuer who has complied with the 1934 Act, but this is by no means certain.

It is our present intent to continue to comply with all of the reporting requirements under the 1934 Act. The Company’s President and CEO has agreed to provide the necessary funds, with zero interest, for the Company to comply with the 1934 Act reporting requirements. Our sole officer and director have not, as of the date hereof, set a maximum dollar amount that he is willing to provide to the Company.

It is anticipated that we will incur nominal expenses in the implementation of the business plan described herein. Because we have no capital with which to pay these anticipated expenses, the Company’s officers and directors will pay these charges with their personal funds, as loans to the Company or as capital contributions. However, if loans, the only opportunity which the sole officer and director have for repayment of these loans will be from a prospective merger or acquisition candidate.

Acquisition of Opportunities

The officers and directors of the Company will seek out business combination opportunities through their personal business contacts. Our President regularly attends meetings, with businesses seeking to expand and investors and related professionals (e.g. consultants, accountants, and attorneys) meet in hopes of working together. The officers and directors of the Company will not be limited in their search to these groups but believe that these groups will provide a networking platform from which to seek business combination opportunities.

In implementing a structure for a particular business venture, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. On the consummation of an agreement, it is probable that our present officer and director and the shareholders of the Company will no longer be in control of the Company. In addition, and especially if there is a business combination, our directors may, as part of the terms of the acquisition or merger, resign and be replaced by new directors without a vote of our shareholders or may sell their stock in the Company.

It is anticipated that any securities issued by our Company in any such reorganization would be issued in reliance upon an exemption from registration under applicable federal and state securities laws. It is anticipated that it will also be a method of taking a private company public known as a "back door" 1934 Act registration procedure.

We will participate in a business opportunity only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require some specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to and after such closing, will outline the manner of verifying revenue and bearing costs, including costs associated with the Company's attorneys and accountants, will set forth remedies on default and will include miscellaneous other terms.

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

On September 21, 2012, James Patton, Nathan Pettus and James Pacey (“Sellers”), who are collectively the controlling shareholders of the Company, sold 4,200,000 shares of common stock of the Company to Chin Yung Kong and Anyuan Sun (“Purchasers”) for an aggregated price of $190,000. The 4,200,000 shares of common stock represented approximately 96.2% of the total issued and outstanding stock of the Company.  As result of this share purchase transaction, Chin Yung Kong and Anyuan Sun became the controlling shareholders of the Company.

In conjunction with the September 21, 2012 transaction, all the liabilities of the Company prior to September 21, 2012 were settled by a Company shareholder for $123,040, resulting in a gain on settlement of $17,310.

Employees

We currently do not have any employees.

Intellectual Property

The Company does not have any patents, trademarks, licenses, or franchises.

ITEM 1A. Risk Factors

Not applicable for Smaller Reporting Companies.

ITEM 1B. Unresolved Staff Comments

Not applicable.

ITEM 2. Properties

We currently use a free office space provided by our director Chin Yung Kong at 136-40 39th Avenue Garden Plaza, Suite 6B, Flushing, NY 11354

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

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

In November 2011, we obtained quotation for our common stock on the Over-The-Counter Bulletin Board (“OTCBB”) under the symbol “DIMU.OB”; however, no shares of our common stock have traded to date and there is currently no public market for our common stock. Effective on November 29, 2012, our common stock started to be quoted on OTCBB, and the updated stock symbol was BOFC.

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

We have authorized capital stock consisting of 100,000,000 shares of common stock, $0.001 par value per share and 10,000,000 shares of preferred stock, $0.001 par value per share (“Preferred Stock”).  To date, there were 4,366,649 shares of common stock issued and outstanding.

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

On September 21, 2012, James Patton, Nathan Pettus and James Pacey (“Sellers”), who are collectively the controlling shareholders of Dimus Partners, Inc (“Company”), sold 4,200,000 shares of common stock of the Company to Chin Yung Kong and Anyuan Sun (“Purchasers”) for an aggregated price of $190,000.00. The sold 4,200,000 shares of common stock represented approximately 96.2% of the total issued and outstanding stock of the Company.  As result of this share purchase transaction, Chin Yung Kong and Anyuan Sun became the controlling shareholders of the Company. The liabilities of $177,350 of the Company prior to September 21, 2012 have been settled by the Company resulting in a $17,310 gain.

On October 11, 2012, we changed our name to China Xibolun Technology Holdings Corporation.

Anyuan Sun, our former director, resigned from his position on July 22, 2014, due to personal reasons. On July 22, 2014, Anyuan Sun transferred 1,680,000 shares of common stock to Chin Yung Kong.

On July 28, 2015, we changed our name to Borneo Industrial Fishery Corp Inc.

Results of Operations For The Year Ended April 30, 2016 Compared To The Year Ended April 30, 2015

The Company did not generate any revenues for the year ended April 30, 2016 or 2015, and has not generated any revenues to date.

We had general and administrative expenses of $11,388 for the year ended April 30, 2016, compared to general and administrative expenses of $15,317 for the year ended April 30, 2015, a decrease of $3,929 in operating expenses from the prior year. The decrease of expense was mainly because the audit fee decreased.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets of $0 as of April 30, 2016. We had liabilities of $77,373 as of April 30, 2016.

We had $9,129 of net cash used in operating activities for the year ended April 30, 2016, which resulted from the net loss and partly offset by the increase in accounts payable and accrued expenses.

We had $16,384 of net cash used in operating activities for the year ended April 30, 2015, which resulted from the net loss and decrease in accounts payable and accrued expenses.

We had $9,129 of net cash provided by financing activities for the year ended April 30, 2016, which was due to advances from Mr. Chin for expenses.

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

(c) On May 20, 2015, the Company engaged McCormack, Su & Company Inc. CPAs as its new principal accountant to audit the Company's financial statements.  During the years ended April 30, 2014 and 2015 and through May 20, 2015, neither the Company nor anyone on its behalf consulted McCormack, Su & Company regarding (i) the application of accounting principles to a specific completed or contemplated transaction, (ii) the type of audit opinion that might be rendered on the Company's financial statements, or (iii) any matter regarding the Company that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and related instructions to Item 304 of Regulation S-K) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K).

During the period from November 1, 2014 through May 21, 2015 (date of dismissal), (a) there were no disagreements with Friedman on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Friedman, would have caused it to make reference thereto in its reports on the financial statements for such years and (b) there were no “reportable events” as described in Item 304(a)(1)(v) of Regulation S-K.

(d) On March 11, 2016, concurrent with the dismissal of McCormack, Su & Co., the Company, upon the board of directors’ approval, engaged Anton & Chia LLP. (“Anton & Chia”) as its new independent registered public accounting firm to audit and review the Company’s financial statements effective immediately. During the two most recent years ended April 30, 2014 and 2015, and any subsequent period through the date hereof prior to the engagement of Anton & Chia, neither the Company, nor someone on its behalf, has consulted Anton & Chia. regarding: (i) Either; the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s financial statements, and either a written report was provided to the Company or oral advice was provided that the new accountant concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii)Any matter that was either the subject of a disagreement as defined in paragraph 304(a)(1)(iv) of Regulation S-K or a reportable event as described in paragraph 304(a)(1)(v) of Regulation S-K.

(e) On April 5, 2017, concurrent with the dismissal of Anton & Chia LLP, the Company, upon the board of directors’ approval, engaged BF Borgers CPA PC. (“Borgers”) as its new independent registered public accounting firm to audit and review the Company’s financial statements effective immediately. During the two most recent years ended April 30, 2015 and 2016, and any subsequent period through the date hereof prior to the engagement of Borgers, neither the Company, nor someone on its behalf, has consulted Borgers regarding: (i) Either; the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s financial statements, and either a written report was provided to the Company or oral advice was provided that the new accountant concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii)Any matter that was either the subject of a disagreement as defined in paragraph 304(a)(1)(iv) of Regulation S-K or a reportable event as described in paragraph 304(a)(1)(v) of Regulation S-K.

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

Effective as of April 30, 2016, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.

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

A material weakness is a deficiency, or combination of deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses at April 30, 2016:

(1)	lack of a functioning audit committee and lack of a majority of outside Directors on the Company's Board of Directors capable to perform the audit function; and

(2)	inadequate segregation of duties due to limited number of personnel, which makes the reporting process susceptible to management override.

Management believes that the material weaknesses set forth in items (1) and (2) above did not have an affect on the Company's financial reporting in fiscal 2016. However, management believes that the lack of a functioning audit committee and lack of a majority of outside Directors on the Company's Board of Directors can adversely affect reporting in the future years, when our operations become more complex and less transparent and require higher level of financial expertise from the overseeing body of the Company.

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

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the name, age and position of our Directors and executive officers. There are no other persons who can be classified as a promoter or controlling person of us, other than as provided below. Our executive officers and Directors currently serving are as follows:

NAME	AGE	POSITION

Chin Yung Kong	63	Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, and Director

Set forth below is a brief description of the background and business experience of our executive officer and Directors.

Chin Yung Kong, a Malaysian citizen, age 63, resides in Dalian, China. Mr. Chin has served as the Company’s President, Secretary, Treasurer and sole director since December 2012. Mr. Chin is the Managing Director of QMIS Capital Finance. Since 2002 Mr. Chin has devoting most of his time advising Chinese clients on financial restructuring, pre-audit evaluation before going public, pre-IPO investment strategies, and on the process of going public in the United States. From 1995 to 2002, Mr. Chin was financial controller for the Kwok Group Company in China. Prior to 1995 Mr. Chin was a practicing auditor and Certified Public Accountant (CPA) with Foo Kon & Tan in Singapore. Mr. Chin graduated from University of Hull in the United Kingdom with a Masters degree in Finance. Mr. Chin provides financial and strategic expertise to the Company as a member of its board of directors.

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

We believe that, during fiscal year ended April 30, 2016, our Directors, executive officers, and ten percent stockholders complied with all Section 16(a) filing requirements.

Item 11. Executive Compensation

Summary Compensation Table:

Name and principal position	Year ended April 30	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(i)	(j)
Chin Yung Kong	2016	—	—	—	—	—	$—
CEO, President, Secretary, Treasurer and Director	2015	—	—	—	—	—	$—

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

None.

Long-term, Stock Based Compensation

None.

Item 12. Security Ownership of Certain Beneficial Owners and Management and related Stockholder Matters

The following table presents certain information regarding the beneficial ownership of all shares of common stock  by (i) each person who owns beneficially more than five percent (5%) of the outstanding shares of common stock based on 4,366,649 shares outstanding, (ii) each of our Directors, (iii) each named executive officer and (iv) all Directors and officers as a group. Except as otherwise indicated, all shares are owned directly.

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

Expenses of the Company are currently being paid by an affiliate of our controlling shareholders. We have accrued for such expenses at April 30, 2016 but have not been billed.

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

On September 21, 2012, James Patton, Nathan Pettus and James Pacey (“Sellers”), who are collectively the controlling shareholders of the Company, sold 4,200,000 shares of common stock of the Company to Chin Yung Kong and Anyuan Sun (“Purchasers”) for an aggregated price of $190,000. The 4,200,000 shares of common stock represented approximately 96.2% of the total issued and outstanding stock of the Company.  As result of this share purchase transaction, Chin Yung Kong and Anyuan Sun became the controlling shareholders of the Company.

In conjunction with the September 21, 2012 transaction, all the liabilities of the Company prior to September 21, 2012 were settled by a Company shareholder for $123,040, resulting in a gain on settlement of $17,310.

Expenses of the Company are currently being paid by an affiliate of our controlling shareholders. During the year ended April 30, 2016, Chin Yung Kong, the director and shareholder of the Company, advanced $8,579 to its audit and consultant fees. As of April 30, 2016 and 2015, the Company had owed this related party for $74,114 and $65,535, respectively.

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

Item 14. Principal Accounting Fees and Services

Following is a summary of the fees expensed relating to professional services rendered by the principal accountants during the fiscal years ended April 30, 2016 and April 30, 2015:

Fee Category	2016 Fees	2015 Fees

Audit Related Fees	$7,500	12,000
All Other Fees	$—	—

Total Fees	$7,500	12,000

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a)	We have filed the following documents as part of this Annual Report on Form 10-K. Financial statement schedules have been omitted since they either are not required, not applicable, or the information is otherwise included.

Financial Statements

Report of Independent Registered Public Accounting Firm

Balance Sheets as of April 30, 2016 and 2015

Statements of Operations for the Years Ended April 30, 2016 and 2015

Statements of Stockholders’ Deficit for the Years Ended April 30, 2016 and 2015

Statements of Cash Flows for the Years Ended April 30, 2016 and 2015

Notes to Financial Statements

(b)	Exhibit listing.

See the Exhibit Index immediately following the signature page of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

Borneo Industrial Fishery Corp Inc

Date: April 19, 2017	By: /s/ Chin Yung Kong Chin Yung Kong Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer), President, Treasurer and Director

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1(1)	Articles of Incorporation

3.2(1)	Amended and Restated Bylaws

10.1(1)	Letter of Intent Jimmy Jacobs Custom Homes

10.2(2)	Revolving Line of Credit ($50,000) and Related Documents

31*	Certificate of the Chief Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certificate of the Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*(#)	XBRL Instance Document

101.SCH*(#)	XBRL Schema Document

101.CAL*(#)	XBRL Calculation Linkbase Document

101.DEF*(#)	XBRL Definition Linkbase Document

101.LAB*(#)	XBRL Label Linkbase Document

101.PRE*(#)	XBRL Presentation Linkbase Document

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

ANNEX: FINANCIAL STATEMENTS AND FOOTNOTES

Table of Contents to Financial Statements

Report of Independent Registered Public Accounting Firm

Balance Sheets as of April 30, 2016 and 2015

Statements of Operations for the Years Ended April 30, 2016 and 2015

Statements of Stockholders’ Deficit for the Years Ended April 30, 2016 and 2015

Statements of Cash Flows for the Years Ended April 30, 2016 and 2015

Notes to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Borneo Industrial Fishery Corp Inc.

We have audited the accompanying balance sheets of Borneo Industrial Fishery Corp Inc. as of April 30, 2016 and 2015, and the related statements of operations, stockholders' deficit, and cash flows for each of the years then ended. Borneo Industrial Fishery Corp Inc.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Borneo Industrial Fishery Corp Inc. as of April 30, 2016 and 2015, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/BF Borgers CPA PC

Lakewood, Colorado April 19, 2017

BORNEO INDUSTRIAL FISHERY CORP INC.
BALANCE SHEETS

	April 30,	April 30,
	2016	2015

ASSETS
CURRENT ASSETS:
Cash	$—	$—

TOTAL ASSETS	$—	$—

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$2,709	$450
Due to related party	74,664	65,535

TOTAL LIABILITIES	77,373	65,985

Commitments and Contingencies

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value, 100,000,000 shares authorized, 4,366,649 shares issued and outstanding on April 30, 2016 and 2015	4,367	4,367
Additional paid in capital	189,339	189,339
Accumulated deficit	(271,079)	(259,691)

TOTAL STOCKHOLDERS' DEFICIT	(77,373)	(65,985)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$—	$—

See accompanying notes to financial statements

BORNEO INDUSTRIAL FISHERY CORP INC.
STATEMENTS OF OPERATIONS

	Year Ended April 30,
	2016	2015

OPERATING EXPENSES
General and administrative expenses	$11,388	$15,317

TOTAL OPERATING EXPENSES	$11,388	$15,317

NET LOSS	$(11,388)	$(15,317)

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)
Weighted average shares outstanding, Basic and diluted	4,366,649	4,366,649

See accompanying notes to financial statements

BORNEO INDUSTRIAL FISHERY CORP INC.
STATEMENTS OF STOCKHOLDERS' DEFICIT

	Common		Additional Paid-in	Accumulated	Total Shareholder’
	Stock	Amount	Capital	Deficit	Deficit

Balance at April 30, 2013	4,366,649	$4,367	$189,339	(214,689)	(20,983)

Net Loss	—	—	—	(29,685)	(29,685)

Balance at April 30, 2014	4,366,649	$4,367	$189,339	(244,374)	(50,668)

Net Loss	—	—	—	(15,317)	(15,317)

Balance at April 30, 2015	4,366,649	$4,367	$189,339	(259,691)	(65,985)

Net Loss	—	—	—	(11,388)	(11,388)

Balance at April 30, 2016	4,366,649	$4,367	$189,339	(271,079)	(77,373)

See accompanying notes to financial statements

BORNEO INDUSTRIAL FISHERY CORP INC.
STATEMENTS OF CASH FLOWS

	Year ended April 30,
	2016	2015

OPERATING ACTIVITIES:
Net loss	$(11,388)	$(15,317)
Changes in assets and liabilities:
Accounts payable and accrued expenses	2,259	(1,067)
NET CASH USED IN OPERATING ACTIVITIES	(9,129)	(16,384)

FINANCING ACTIVITIES:
Advances from related parties	9,129	16,384
NET CASH PROVIDED BY FINANCING ACTIVITIES	9,129	16,384

NET CHANGE IN CASH	—	—

Cash, beginning of year	—	—

Cash, end of year	$—	$—

SUPPLEMENTAL DISCLOSURES:
Interest paid	$—	$—
Tax paid	$—	$—

See accompanying notes to financial statements

BORNEO INDUSTRIAL FISHERY CORP INC.

NOTES TO FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED APRIL 30, 2016 and 2015

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

On September 21, 2012, James Patton, Nathan Pettus and James Pacey (“Sellers”), who were collectively the controlling shareholders of the Company, sold 4,200,000 shares of common stock of the Company to Chin Yung Kong and Anyuan Sun (“Purchasers”) for an aggregated price of $190,000. The 4,200,000 shares of common stock represented approximately 96.2% of the total issued and outstanding stock of the Company.  As result of this share purchase transaction, Chin Yung Kong and Anyuan Sun became the controlling shareholders of the Company. The liabilities of $187,350 of the Company prior to September 21, 2012 have been settled by the Company resulting in a $17,310 gain.

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

On July 28, 2015, we changed our name China Xibolun Technology Holdings Corporation to Borneo Industrial Fishery Corp Inc.

Basis of presentation

The accompanying financial statements of Borneo Industrial Fishery Corp Inc have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and the rules of the Securities and Exchange Commission ("SEC"). In the opinion of management, all adjustments necessary in order for the financial statements to be not misleading have been reflected herein. The Company has elected a fiscal year ending on April 30.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

Expenses of the Company are currently being paid by an affiliate of our controlling shareholders. During the year ended April 30, 2016, Chin Yung Kong, the director and shareholder of the Company, advanced $9,129 and $16,384 in 2016 and 2015 respectively to the Company for its audit and consultant fees. As of April 30, 2016 and 2015, the Company had owed this related party for $74,664 and $65,535, respectively.

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

At April 30, 2016 and 2015, deferred tax assets consisted of the following:

	April 30,2016	April 30,2015
Deferred tax assets
Net operating loss carry forwards	$92,167	$88,295
Less: valuation allowance	(92,167)	(88,295)

Net deferred tax asset	$—	$—

At April 30, 2016, the Company had an unused net operating loss carry-forward $271,079 that is available to offset future taxable income; the loss carry-forward will start to expire in 2029.

During the years ended April 30, 2016 and 2015, the effective tax rate of the Company is reconciled to the U.S. federal statutory rate, as follows:

	2016	2015
U.S. federal statutory rate	34%	34%
Change in valuation allowance	(34%)	(34%)

Effective tax rate	—	—

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated all events that occur after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were no reportable subsequent events to be disclosed.