Form 10-Q
period 2017-01-31
Borneo Industrial Fishery Corp Inc.
filed 2017-04-19
CIK 1479382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  ☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2017

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

9294219748

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.☑ YES ☐NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Condensed Balance Sheets as of January 31, 2017 and April 30, 2016

Condensed Statements of Operations for the Three and Nine Months Ended January 31, 2017 and 2016

Condensed Statements of Cash Flows for the Nine Months Ended January 31, 2017 and 2016

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

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

BORNEO INDUSTRIAL FISHERY CORP INC.
CONDENSED BALANCE SHEETS

	January 31,	April 30,
	2017 (Unaudited)	2016

ASSETS
Total current assets	$—	$—

TOTAL ASSETS	$—	$—

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$4,875	$2,709
Due to related party	74,664	74,664

TOTAL CURRENT LIABILITIES	79,539	77,373

Commitments and Contingencies

STOCKHOLDERS' DEFICIT
Preferred stock, $.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $.001 par value, 100,000,000 shares authorized, 4,366,649 shares issued and outstanding on January 31, 2017 and April 30, 2016 , respectively	4,367	4,367
Additional paid in capital	189,339	189,339
Accumulated Deficit	(273,245)	(271,079)

TOTAL STOCKHOLDERS' DEFICIT	(79,539)	(77,373)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$—	$—

See accompanying notes to condensed unaudited financial statements

BORNEO INDUSTRIAL FISHERY CORP INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2017	2016	2017	2016

EXPENSES
General and administrative expenses	$723	$3,450	$2,166	$10,090

NET LOSS	$(723)	$(3,450)	$(2,166)	$(10,090)

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average shares outstanding, Basic and diluted	4,366,649	4,366,649	4,366,649	4,366,649

See accompanying notes to condensed unaudited financial statements

BORNEO INDUSTRIAL FISHERY CORP INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended January 31,
	2017	2016

OPERATING ACTIVITIES:
Net loss	$(2,166)	$(10,090)
Changes in assets and liabilities:
Accounts payable and accrued expenses	2,166	1,511
NET CASH USED IN OPERATING ACTIVITIES	—	(8,579)

FINANCING ACTIVITIES:
Advances from related parties	—	8,579
NET CASH PROVIDED BY FINANCING ACTIVITIES	—	8,579

NET CHANGE IN CASH	—	—

Cash, beginning of period	—	—

Cash, end of period	$—	$—

Supplemental disclosure of cash flow information:
Cash paid during the period
Taxes	$—	$—
Interest	$—	$—

See accompanying notes to condensed unaudited financial statements

BORNEO INDUSTRIAL FISHERY CORP INC.

NOTES FOR THEFINANCIAL STATEMENTS (UNAUDITED)

JANUARY 31, 2017

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

On July 28, 2015, we changed our name China Xibolun Technology Holdings Corporation to Borneo Industrial Fishery Corp Inc.

Basis of presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“US GAAP”) for complete financial statements. These condensed consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the fiscal year ended April 30, 2016. Operating results for the three and nine months ended January 31, 2017 may not be necessarily indicative of the results that may be expected for the full year.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

Expenses of the Company are currently being paid by an affiliate of our controlling shareholders. During the nine months ended January 31, 2017 and 2016, Chin Yung Kong, the director and shareholder of the Company, paid $0 and $8,579 for the Company’s audit and consultant fee.

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

At January 31, 2017 and April 30, 2016, deferred tax assets consisted of the following:

	January 31,2017	April 30,2016
Deferred tax assets
Net operating losses	$92,903	$92,167
Less: valuation allowance	(92,903)	(92,167)

Net deferred tax asset	$—	$—

At January 31, 2017, the Company had an unused net operating loss carry-forward $273,245 that is available to offset future taxable income; the loss carry-forward will start to expire in 2029.

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

All statements that are included in this Quarterly Report, other than statements of historical fact, are forward-looking statements. Forward-looking statements involve known and unknown risks, assumptions, uncertainties, and other factors. Statements made in the future tense, and statements using words such as “may,” “can,” “could,” “should,” “predict,” “aim’” “potential,” “continue,” “opportunity,” “intend,” “goal,” “estimate,” “expect,” “expectations,” “project,” “projections,” “plans,” “anticipates,” “believe,” “think,” “confident” “scheduled” or similar expressions are intended to identify forward-looking statements. Forward-looking statements are not a guarantee of performance and are subject to a number of risks and uncertainties, many of which are difficult to predict and are beyond our control. These risks and uncertainties could cause actual results to differ materially from those expressed in or implied by the forward-looking statements, and therefore should be carefully considered. We caution you not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We disclaim any obligation to update any of these forward-looking statements as a result of new information, future events, or otherwise, except as expressly required by law. References in this Form 10-Q, unless another date is stated, are to January 31, 2017. As used herein, the “Company,” “we,” “us,” “our” and words of similar meaning refer to Borneo Industrial Fishery Corp Inc.

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

On July 28, 2015, we changed our name to Borneo Industrial Fishery Corp Inc.

Results of Operations for Nine Months Ended January 31, 2017 Compared To the Nine Months Ended January 31, 2016

The Company did not generate any revenues for the nine months ended January 31, 2017 or 2016, and has not generated any revenues since inception.

We had general and administrative expenses of $2,166 for the nine months ended January 31, 2017, compared to general and administrative expenses of $10,090 for the nine months ended January 31, 2016, a decrease of $7,924 in operating expenses from the prior period due to the decrease of professional fee.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets of $0 as of January 31, 2017. We had liabilities of $79,539 as of January 31, 2017.

We had $0 and $8,579 of net cash used in operating activities for nine month ended January 31, 2017 and 2016, respectively, which was from the net loss and increase in accounts payable and accrued expenses.

We had $0 and $8,579 of net cash provided by financing activities for the nine months ended January 31, 2017 and 2016, respectively, which was due to amounts paid by Mr. Chin for expense.

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

Changes in Internal Control Over Financial Reporting

No change was made in our internal control over financial reporting during the Company’s nine months ended January 31, 2017 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 21, 2012, James Patton, Nathan Pettus and James Pacey (“Sellers”), who are collectively the controlling shareholders of the company, sold 4,200,000 shares of common stock of the Company to Chin Yung Kong and Anyuan Sun (“Purchasers”). The sold 4,200,000 shares of common stock represented approximately 96.2% of the total issued and outstanding stock of the Company.  As result of this share purchase transaction, Chin Yung Kong and Anyuan Sun became the controlling shareholders of the Company.

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